Form 10-K
period 2017-12-31
ESSENDANT INC
filed 2018-02-21
CIK 355999

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐     No   ☒

The aggregate market value of the common stock of Essendant Inc. held by non-affiliates as of June 30, 2017 was approximately $0.55 billion.

On February 16, 2018, Essendant Inc. had 37,706,376 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain portions of Essendant Inc.’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders, to be filed within 120 days after the end of Essendant Inc.’s fiscal year, are incorporated by reference into Part III.

ESSENDANT INC.

FORM 10-K

For The Year Ended December 31, 2017

PART I

ITEM 1.	BUSINESS.

General

Essendant Inc. is a leading national distributor of workplace items including janitorial, foodservice and breakroom supplies (JanSan), technology products, traditional office products, industrial supplies, cut sheet paper products, automotive products and office furniture. Essendant serves a diverse group of approximately 29,000 reseller customers. They include resellers in the independent reseller channel, including: office and workplace, facilities and maintenance, technology, military, automotive aftermarket, healthcare, other vertical suppliers and industrial resellers; the national reseller channel; and the e-commerce channel. Except where otherwise noted, the terms “Essendant” and “the Company” refer to Essendant Inc. and its consolidated subsidiaries. The parent holding company, Essendant Inc. (ESND), was incorporated in 1981 in Delaware. ESND’s only direct wholly owned subsidiary and principal operating company is Essendant Co. (ECO) incorporated in 1922 in Illinois. Essendant has one reportable segment and operates principally within the United States, with additional operations in Canada, Dubai, United Arab Emirates (“UAE”) and Hong Kong.

Essendant powers the potential of the Company’s customers through smarter operations, business growth and category expansion, leveraging the Company’s product portfolio, fulfillment network and industry specific sales, marketing and digital expertise.

Essendant experienced significant sales declines in 2017, which were largely unanticipated and outpaced the Company’s ability to align its cost base. As a result, the Company is taking actions to create value and sharpen its focus on three strategic drivers:

1) Improve efficiency across the distribution network and reduce the cost base

•	Reengineer inbound freight operations by opening freight consolidation centers in select locations that will reduce costs across the supply chain and improve distribution center efficiency
•	Align the distribution network footprint with sales volumes to streamline costs while maintaining high service levels
•	Implement targeted cost improvements

2) Accelerate sales performance in key channels

•	Partner with independent resellers who are well positioned to grow
•	Align resources around channels that provide growth opportunities, including customers in e-commerce, JanSan, vertical markets, industrial, and automotive

3) Advance supplier partnerships that leverage Essendant’s network and capabilities

•	Collaborate with suppliers to create more value utilizing Essendant’s nationwide distribution network, drop-ship capabilities, and next-day delivery proposition
•	Continue to refine the Company’s product assortment and ongoing rollout of the preferred supplier program

Broad and Diverse Product Portfolio

Essendant provides access to over 170,000 products and is a leading national distributor in the following product categories:

JanSan. This product category includes janitorial and sanitation supplies, breakroom items, foodservice consumables, safety and security items, and paper and packaging supplies. This product category provided 26.3% of net sales in 2017.

Technology Products. Included in this category are computer accessories and computer hardware items such as printers and other peripherals, imaging supplies and data storage. The technology product category generated 24.1% of the Company’s 2017 consolidated net sales.

Traditional Office Products. The traditional office products category includes products such as writing instruments, business machines, filing and record storage products, presentation products, shipping and mailing supplies, calendars and general office accessories. This product category contributed 14.8% of net sales during 2017.

Industrial Supplies. Included in this category are various industrial MRO (maintenance, repair and operations) items, hand and power tools, safety and security supplies, janitorial equipment, oilfield and welding supplies. In 2017, the industrial product category accounted for 11.7% of the Company’s net sales.

Cut Sheet Paper Products. Essendant provides access to a broad range of cut sheet paper products including copy paper with a wide assortment of styles and types. In 2017, the cut sheet paper product category accounted for 8.2% of the Company’s net sales.

Automotive Products. The Company has a broad portfolio of automotive aftermarket tools and equipment. In 2017, this product category accounted for 6.5% of the Company’s net sales.

Office Furniture. This product category includes desks, filing and storage solutions, seating and systems furniture, along with a variety of specialized products for niche markets such as education, government, healthcare and professional services. This product category represented 5.3% of net sales for the year.

The remainder of the Company’s consolidated net sales came from freight, other services and advertising.

Essendant brand products within each of the Company’s product categories help resellers provide quality value-priced items to their customers. These include Universal® office products, Boardwalk® janitorial, foodservice and breakroom products, Alera® office furniture, Innovera® technology products, Windsoft® paper products, and Anchor Brand® and Best Welds® welding, industrial, safety and oil field pipeline products. Essendant also offers the following automotive brand products: Finish Pro™, Painters Pride®, Quipall®, Nesco®, Performance 1®, Advanced Tool Design or “ATD”, and AIM. During 2017, Essendant brand products accounted for approximately 16.4% of Essendant’s net sales.

Extensive Fulfillment and Distribution Network

Essendant’s fulfillment and distribution network enables the Company to ship most products on an overnight basis to more than 90% of the U.S. with an average line-item order fill rate of approximately 97%.

The Company has a network of 70 distribution centers in the U.S., Canada and Dubai. In the U.S., Essendant has 64 distribution centers spread across the nation to facilitate next-day delivery, including delivery via the Company’s dedicated fleet of approximately 480 trucks. This enables Essendant to make direct deliveries to resellers from regional distribution centers and local distribution points. In 2018, the Company plans to reengineer the inbound freight operations through the use of freight consolidation centers and align the network distribution footprint with sales volumes to streamline costs. This will result in a decrease in distribution centers in 2018 and future years compared to 2017.

In addition to providing a broad product selection that allows resellers to offer products to their customers that they do not physically stock, the company also offers “Wrap and Label” and “Drop-Ship” programs. “Wrap and Label” gives resellers the option to receive individually packaged orders ready to be delivered to their end consumers. For example, when a reseller places orders for several individual consumers, Essendant can pick and pack the items separately, placing a label on each package with the consumer’s name, ready for delivery to the end consumer by the reseller. Resellers benefit from the “Wrap and Label” program because it eliminates the need to break down bulk shipments and repackage orders before delivering them to consumers. The “Drop-Ship” program allows resellers to have products delivered directly to their customers without stocking the products themselves. Resellers benefit from “Drop-Ship” as they are able to sell products to their customers without having to expend capital to maintain inventory and increase their market area.

Sales, Marketing, Digital and Strategic Services

Essendant’s sales, marketing and digital services, including customer care capabilities, are key to its position as a value-add distributor. Essendant provides its resellers a variety of digital tools to enhance their ability to compete online. These tools include digitized product content, digital analytics, and marketing and merchandising tools to drive the performance of resellers’ websites. An important component of the value proposition is that the Company produces integrated print and digital tools in return for a deeper commercial relationship with its resellers.

Customers

Essendant serves a diverse group of approximately 29,000 reseller customers. They include resellers in the independent reseller channel, including: office and workplace, facilities and maintenance, technology, military, automotive aftermarket, healthcare, other vertical suppliers and industrial resellers; the national reseller channel; and the e-commerce channel. The Company also operates e-commerce businesses that sell tools, equipment and other items online to the consumer market. Essendant’s domestic operations generated approximately $4.9 billion of its $5.0 billion in 2017 consolidated net sales, with its international operations contributing an additional $0.1 billion to 2017 net sales.

The Company defines its sales channels as independent resellers, which accounted for 80% of consolidated net sales in 2017 compared to 77% in 2016, e-commerce, which accounted for 15% of consolidated net sales in 2017 compared to 14% in 2016, and national resellers, which accounted for 5% of consolidated net sales in 2017 compared to 9% in 2016. During 2017, the Company refined the channel definitions of its customers to more appropriately align with business changes. One independent reseller customer, W.B. Mason Co., Inc., accounted for approximately 12% of the Company’s 2017 consolidated net sales. No other single customer accounted for more than 10% of 2017 consolidated net sales.

Purchasing and Merchandising Strategy

As a leading distributor of workplace items, Essendant leverages its broad product selection as a key merchandising strategy. Based on purchasing volume, Essendant receives substantial supplier allowances and can realize significant economies of scale in its logistics and distribution activities. Product selection is based on three factors: end-consumer acceptance; anticipated demand for the product; and the manufacturer’s total service, price and product quality. In 2017, the Company’s largest supplier was Hewlett-Packard Company, which represented approximately 19% of the Company’s total purchases.

Competition

The markets in which the Company participates are highly competitive. The Company competes with other distributors, e-commerce businesses, manufacturers of the products the Company sells, buying groups, national resellers and warehouse clubs. These competitors also sell and provide the same, or similar products and services that Essendant provides. Essendant competes primarily on the basis of diversity of category and product lines, availability of products, nationwide next day delivery, product affordability, and the quality of industry specific sales, marketing and digital expertise.

Employees

As of January 31, 2018, Essendant employed approximately 6,400 associates worldwide, with 6,200 employees located in the United States.

Approximately 590 of the shipping, warehouse and maintenance associates at certain of the Company’s Baltimore, Los Angeles and New Jersey distribution centers are covered by collective bargaining agreements. The bargaining agreements covering the associates in Baltimore, Los Angeles and New Jersey are scheduled to expire in April 2018, August 2018 and April 2020, respectively.

Executive Officers Of The Registrant

The executive officers of the Company are as follows:

Name, Age and Position with the Company	Business Experience

Richard Phillips 47, President, Chief Executive Officer

Richard Phillips was elected to the Executive Committee of the Board of Directors and named President and Chief Executive Officer (“CEO”) in October 2017. This appointment followed being the Interim President and CEO since June 2017. Mr. Phillips joined the Company in January 2013 as President of Online and New Channels and was named President, ORS Nasco in November 2015. He was named Group President, Industrial in August 2016, where he added responsibility for the Company’s automotive and e-commerce businesses. Prior to joining Essendant, Mr. Phillips spent 14 years at McKinsey & Company, where he was elected Partner in 2005 and worked with global clients in a number of industries, with a functional emphasis in strategy, commercial performance and operations. He previously spent six years at Baxter Healthcare in various finance and sales roles. Mr. Phillips earned a B.S. degree in Finance from Indiana University and a Masters of Management degree, with distinction, from the Kellogg Business School at Northwestern University.

Kirk Armstrong 53, Senior Vice President, Distribution Operations and Logistics

Kirk Armstrong has served as the Company’s Senior Vice President, Distribution Operations and Logistics since 2011. From 2003 until 2011, he served as Vice President of Operations for the East Region. Prior to joining Essendant, Mr. Armstrong spent 13 years at W.W. Grainger, lastly serving as Regional Vice President, Distribution Operations.

Harry Dochelli 58, President, Office and Facilities

Harry Dochelli was named as the Company’s President, Office and Facilities in August 2016. From 2013 to 2016, Mr. Dochelli served as Vice President, Independent Dealer Channels Sales and Senior Vice President, Sales and Customer Care. Prior to joining Essendant, Mr. Dochelli held multiple roles over five years with Lawson Products, most recently serving as Executive Vice President and Chief Operating Officer. Prior to joining Lawson Products, Mr. Dochelli spent more than 20 years in various management positions in sales and operations at Boise Cascade Corporation (now known as Office Depot, Inc.), most recently serving as Executive Vice President of North America Contract Sales. In October 2016, Mr. Dochelli was elected to the International Sanitary Supply Association Board (“ISSA”), as a Distributor Director for a three-year term.

Keith Dougherty 47, Senior Vice President, Merchandising, Inventory and Pricing

Keith Dougherty joined Essendant in August 2016 as Senior Vice President, Merchandising, Inventory and Pricing. Before joining Essendant, Mr. Dougherty served in various roles during a 17 year tenure with US Foods, a foodservice distributor, most recently as Senior Vice President, Category Management, Indirect Spend and National Accounts from 2013 to 2016. Prior to US Foods, Mr. Dougherty spent seven years with the investment banks Smith Barney and Salomon Brothers.

Christopher Kempa 48, Group President, Industrial

Christopher Kempa was named Group President, Industrial in June 2017. From 2015 to 2017, Mr. Kempa served as the Senior Vice President, Merchandising. Prior to joining Essendant, Mr. Kempa spent 21 years with Grainger, Inc., a supplier of maintainence, repair and operations supplies. Mr. Kempa held leadership roles within sales, distribution, enterprise systems, merchandising, global supply chain and operating several International businesses, including as Vice President, Global Sourcing and Export from 2014 to 2015 and as Vice President and General Manager, Global Exports and Central America from 2012 to 2013.

Name, Age and Position with the Company	Business Experience
Brendan McKeough 51, Senior Vice President, General Counsel and Secretary

Brendan McKeough was named Senior Vice President, General Counsel and Secretary in March 2017. He was named the Company’s Deputy General Counsel in April 2013 after joining Essendant as Assistant General Counsel in 2003. Mr. McKeough was with Sears, Roebuck and Co., where he held the positions of Assistant General Counsel from 1999 to 2003 and Senior Counsel from 1997 to 1999.

Elizabeth Meloy 40, Senior Vice President, Strategy and Corporate Development

Elizabeth Meloy was named Senior Vice President of Strategy & Corporate Development in August 2016. She joined Essendant in 2013 and served as Vice President of Strategy & Corporate Development as well as Director of Corporate Development. Prior to joining Essendant, Ms. Meloy had a career in investment banking. She reached the role of Executive Director at UBS, where she was employed from 2005 to 2013.

Carole Tomko 63, Senior Vice President, Chief Human Resources Officer

Carole Tomko has served as the Company’s Senior Vice President, Chief Human Resources Officer since 2014. Before joining Essendant, Ms. Tomko was a partner in an executive search and human resources consulting firm from 2004 to 2014.  Prior to launching her consulting practice, Ms. Tomko held the role of Senior Vice President, Human Resources for Cardinal Health where she led the function for nine years. Additionally, Ms. Tomko has held Human Resources leadership positions for The Chemlawn Corporation, The Standard Register Company and Federated Department Stores. Ms. Tomko has also served in leadership positions on several non-profit boards over the last twenty years.

Janet Zelenka 59, Senior Vice President, Chief Financial Officer and Chief Information Officer

Janet Zelenka was named Senior Vice President and Chief Financial Officer (“CFO”) in May 2017. Ms. Zelenka also currently serves as the Company’s Chief Information Officer (“CIO”). Ms. Zelenka joined Essendant in 2006 and has held leadership positions in business integration, finance and pricing. Before joining Essendant, she held a variety of executive positions at SBC/Ameritech (now AT&T), including Chief Financial Officer of the IT division and Vice President of IT, as well as leadership roles in several areas including customer care, operations, financial planning/analytics, activity-based management, and internal audit. Ms. Zelenka has also served as President of the Essendant Charitable Foundation since January 2016.

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

Essendant Inc.

Attn: Investor Relations Department

One Parkway North Boulevard

Suite 100

Deerfield, IL 60015-2559

Telephone: (847) 627-7000

E-mail: IR@essendant.com

ITEM  1A.  RISK FACTORS.

Any of the risks described below could have a material adverse effect on the Company’s results of operations and financial condition. These risks are not the only risks facing Essendant; the Company’s business operations could also be materially adversely affected by risks and uncertainties that are not presently known to Essendant or that Essendant currently deems immaterial.

Several market dynamics are impacting Essendant’s customers that have and may continue to adversely impact the Company’s sales.

The Company is operating in a challenging environment, with many market dynamics impacting the Company and its customers. Sales risks facing the Company include the following:

•

A significant percentage of the Company’s annual sales are to a relatively small number of customers. For example, in 2017, Essendant’s largest customer accounted for approximately 12% of net sales, while Essendant’s five and twenty largest customers accounted for approximately 25% and 36% of net sales, respectively. The loss of these customers, or a material reduction in sales to these customers, would have a material adverse effect on the Company’s results of operations and financial condition.

•

The Company’s sales to independent resellers account for a significant portion of the Company’s net sales.  In 2017, sales to the five largest independent reseller customers comprised 22% of total net sales, while the twenty largest independent reseller customers comprised 29% of total net sales.

•

The challenging market dynamics in the industry have led to increased consolidation, conversion and acquisition of independent office products resellers and increased sales by the Company’s suppliers directly to the Company’s customers.  For example, in recent years, several of Essendant’s current and potential customers were involved in business combinations.  Following business combinations, the surviving companies often review their supply chain and sourcing options, which can result in the companies altering their sourcing relationships or seeking to modify terms with their vendors.

•

Customers have an increasing ability to purchase goods direct from the manufacturers, and may choose to do so if they believe they can get a lower price or faster delivery, or to diversify their suppliers. A number of the Company’s suppliers have decreased their minimum order sizes, making it more economical for smaller resellers, such as independent dealers, to buy products directly. If customers continue to increase purchases from manufacturers and decrease their purchases from Essendant, the Company’s results of operations and financial condition will be adversely affected.

•

E-commerce businesses, as well as the online branches of brick-and-mortar warehouse clubs and big box stores, have increased their competitive presence both at the wholesale and retail levels. This increased competition from e-commerce businesses has put competitive pressure on Essendant. If customers continue to increase purchases from online retailers and decrease their purchases from Essendant, the Company’s results of operations and financial condition will be adversely affected.

•

Many of the Company’s independent resellers use third party technology vendors (“3PVs”) to automate the exchange of information between the Company and independent resellers, such as purchase orders, order confirmations, stock availability checks, invoices, and advanced shipping notices. If Essendant is unable to transact business with its customers through one or more 3PVs on terms that are acceptable to Essendant, or if a 3PV fails to provide quality services to Essendant’s customers, Essendant’s results of operations and financial condition could be adversely affected.

•

The Company’s customers may be able to reduce or terminate their purchases from the Company on little or no notice.  The loss of customers has and is expected to continue to adversely impact the Company’s sales, and reduced revenue results in the deleveraging of the Company’s cost base.  If these trends continue and the Company is not able to replace these sales declines, the Company’s results of operations and financial condition will be negatively impacted.

Price transparency, customer consolidation, and changes in product sales mix may result in lower margins.

The Company faces price and margin pressure due to a number of factors, including:

•	Increased price transparency, driven by online resellers;
•	Customer consolidation resulting in some customers increasing their buying power and seeking economic concessions from the Company;
•	Shift in customer sales mix from higher to lower margin channels;
•	Shift in product category sales mix to a larger share of lower margin categories;
•	Secular decline in office products categories leading to unfavorable product mix; and
•	Supplier consolidation.

If Essendant is unable to grow sales to existing and new customers, increase sales of higher margin products and reduce expenses, the Company’s results of operations and financial condition will continue to be adversely affected.

Essendant’s reliance on supplier allowances and promotional incentives could impact profitability.

Supplier allowances and promotional incentives, which are based on Essendant’s product purchases, contribute significantly to the Company’s gross margin and profitability. If Essendant does not comply with suppliers’ terms and conditions, maintain a mix of purchases focused on products with higher allowances, achieve specified purchase volume hurdles, or if suppliers change allowance programs, the Company will experience a reduction in allowances and promotional incentives. For example, in 2017, the Company experienced sales declines and the Company lowered inventory purchases. As a result, the Company earned lower supplier allowances which contributed to a lower gross margin compared to 2016. The loss or diminution of supplier allowances and promotional support could have an adverse effect on the Company’s results of operations and financial condition.

Essendant is exposed to the credit risk of its customers.

Essendant extends credit to its customers. The failure of a significant customer or a significant group of customers to timely pay all amounts due to Essendant could have a material adverse effect on the Company’s results of operations and financial condition. The Company’s trade receivables are generally unsecured or subordinated to other lenders, and many of the Company’s customers are highly leveraged. The extension of credit involves considerable judgment and is based on management’s evaluation of a variety of factors, including customers’ financial condition and payment history, the availability of collateral to secure customers’ receivables, and customers’ prospects for maintaining or increasing their sales revenues. There can be no assurance that Essendant has assessed and will continue to assess the creditworthiness of its existing or future customers accurately.

For example, as of December 31, 2016, the Company recognized a $13.3 million allowance on prepaid rebates and receivables from one customer. The Company continues to sell and extend trade credit to this customer. As of December 31, 2017, the Company had further exposure to this customer related to continuing activity totaling approximately $17.1 million.

Essendant is engaged in substantial cost reduction activities that may impair the Company’s results of operations and financial condition.

Essendant is engaged in substantial cost reduction activities. These activities include distribution facility consolidations and workforce reductions, moving to a consolidation center model for inbound freight, refining the product assortment and other steps aimed at aligning its cost base with the current sales volume. These activities could disrupt Essendant’s relationships with customers and suppliers which may result in declines in the Company’s results of operations and financial condition. At the same time, cost reduction activities may not sufficiently align the cost base with current or future sales.

Essendant operates in a changing competitive environment.

The Company operates in a competitive and changing environment. Historically, the Company has competed with other wholesale distributors, manufacturers of the products the Company sells, warehouse clubs, buying groups and the business-to-business sales divisions of national business products resellers. The Company is also increasingly competing with e-commerce businesses that are selling both to resellers and directly to end customers, putting price and margin pressures on the Company. If the Company is unable to compete effectively with e-commerce businesses and others in a changing market, or if it is unable to offer competitive pricing to help customers compete with e-commerce businesses at the retail level, the Company’s results of operations and financial condition will be adversely affected.

Supply chain disruptions or changes in key suppliers’ distribution strategies could decrease Essendant’s revenues and profitability.

Essendant believes its ability to offer a combination of well-known brand name products, competitively priced Essendant brand products, and support services is an important factor in attracting and retaining customers. The Company’s ability to offer a wide range of products and services is dependent on obtaining adequate product supply and services from manufacturers or other suppliers. The Company has several large suppliers, for example, the Hewlett Packard Company, which represented approximately 19% of the Company’s total purchases in 2017. Essendant’s agreements with its suppliers are generally terminable by either party on limited notice. The loss of, or a substantial decrease in, the availability of products or services from key suppliers at competitive prices could cause the Company’s revenues and profitability to decrease. In addition, supply interruptions could arise due to transportation disruptions, labor disputes or other factors beyond Essendant’s control. Disruptions in Essendant’s supply chain could result in a decrease in the Company’s results of operations and financial condition.

Some manufacturers refuse to sell their products to distributors like Essendant. Other manufacturers only allow Essendant to sell their products to specified customers. If changes in key suppliers’ distribution strategies or practices reduce the breadth of products the Company is able to purchase or the number of customers to whom Essendant can sell products, the Company’s results of operations and financial condition could be adversely affected.

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

Sales of Essendant’s products have been affected by secular market pressures and are subject to cyclical fluctuations of material economic factors. Cyclical effects have been particularly notable in industrial and automotive product categories. For example, in 2015, challenges in the oil and gas industries impacted the Company’s oilfield and welding sectors within its Industrial business, and these industries have not yet fully recovered. Cyclical changes in demand for the products the Company sells have affected and could continue to detrimentally affect the Company’s results of operations and financial condition.

Essendant may not be successful in implementing strategic drivers.

The Company is undertaking three key drivers, including; improving efficiency across the distribution network and reducing the cost base, accelerating sales performance in key channels and advancing supplier partnerships that leverage the Company’s network and capabilities. If Essendant is unable to efficiently, effectively and timely implement these objectives, the Company could experience diminished operating results as a result of the diversion of management’s time, attention and resources from managing the Company’s continuing operations, the incurrence of additional costs in connection with the program, disruption to customers and suppliers, or other factors. In addition, the initiatives the Company implements in connection with these objectives could disrupt Essendant’s relationships with customers and suppliers.

Essendant must manage inventory effectively while minimizing excess and obsolete inventory.

To maximize supplier allowances and minimize excess and obsolete inventory, Essendant must project end-consumer demand for approximately 170,000 items. If Essendant underestimates demand for a particular manufacturer’s products, the Company will lose sales, reduce customer satisfaction, and earn a lower level of allowances from that manufacturer. If Essendant overestimates demand, it may have to liquidate excess or obsolete inventory at a price that would produce a lower margin, no margin, or a loss. In addition, Essendant sources some of its private brand products overseas, resulting in longer order-lead times than for comparable products sourced domestically. These longer lead-times make it more difficult to forecast demand accurately and require larger inventory investments to support high service levels.

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

Essendant’s ability to implement its business strategy depends largely on the efforts, skills, abilities, and judgment of the Company’s executive management team. Essendant’s success also depends to a significant degree on its ability to recruit and retain sales and marketing, operations and other senior managers. Historically, the Company’s incentive compensation plans have paid out substantially below target. Compensation arrangements, such as the Company’s management incentive plans, long-term incentive plans, and other compensatory arrangements, may not be successful in retaining and motivating existing employees and attracting new employees or the Company may need to take more costly actions to attract and retain the talent needed to lead the Company’s strategies.

The Company is subject to costs and risks associated with laws, regulations, and industry standards affecting Essendant’s business.

Essendant is subject to a wide range of state, federal, and foreign laws and industry standards, including laws and standards regarding labor and employment, government contracting, product liability, storage and transportation of hazardous materials, privacy and data security, imports and exports, tax, antitrust and intellectual property, as well as laws relating to the Company’s international operations, including the Foreign Corrupt Practices Act and foreign tax laws. These laws, regulations, and standards may change, sometimes significantly, as a result of political or economic events. The complex legal and regulatory environment exposes Essendant to compliance and litigation costs and risks that could materially affect Essendant’s results of operations and financial condition.

A significant disruption or failure of the Company’s information technology systems could disrupt Essendant’s business, result in increased costs and decreased revenues, harm the Company’s reputation, and expose the Company to liability.

The Company relies on information technology in all aspects of its business, including managing and replenishing inventory, filling and shipping customer orders, and coordinating sales and marketing activities. The Company regularly refreshes, enhances and adds information technology systems and infrastructure, and any of those changes create a possibility for disruption or failure of the Company’s existing information technology, which could put the Company at a competitive disadvantage and could adversely affect the Company’s results of operations and financial condition. Additionally, further efforts to align portions of its business on common platforms, systems and processes could result in unforeseen interruptions, increased costs, decreased revenues, diminished Company reputation to its customers and suppliers, increased liability and other negative effects.

A breach of the Company’s information technology systems could result in costly enforcement actions and litigation and could harm the Company’s reputation and relationships.

Through Essendant’s sales, marketing, and e-commerce activities, the Company collects and stores personally identifiable information and credit card data that customers provide when they buy products or services, enroll in promotional programs, or otherwise communicate with Essendant. Essendant also gathers and retains information about its employees in the normal course of business. Essendant uses suppliers to assist with certain aspects of Essendant’s business and, to enable the suppliers to perform services for Essendant the Company shares some of the information provided by customers and employees. Similarly, to enable Essendant to provide goods and services, customer information is shared. Essendant has, from time to time, experienced attempts to breach its systems, and these attempts are expected to continue. Any loss, unauthorized access to, or misuse of, the Company’s information technology systems could disrupt the Company’s operations, expose Essendant to claims from customers, financial institutions, regulators, payment card associations, and other persons, and damage the Company’s reputation. In addition, compliance with more stringent privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

Essendant’s results of operations and financial condition depend on the availability of financing sources to meet its business needs.

The Company depends on various external financing sources to fund its operating, investing, and financing activities. The Company’s maximum revolving borrowings at any time under the Company’s 2017 Credit Agreement is the lesser of the lenders’ revolving commitments thereunder or the value of the Company’s borrowing base. The borrowing base for the revolving commitments is comprised of a certain percentage of eligible accounts receivables, real estate and equipment, plus a certain percentage of eligible inventory, minus reserves and the borrowing base for the Company’s term loan commitments is comprised of a certain percentage of eligible real property and equipment. If borrowing availability under the 2017 Credit Agreement falls below a certain threshold, the Company must comply with certain obligations and restrictions, including additional restrictions on the Company’s ability to make acquisitions and investments, dispose of assets, repurchase shares of the Company’s stock, and pay dividends.

If the Company violates a covenant or otherwise defaults on its obligations under a financing agreement, the Company’s lenders may refuse to extend additional credit, demand repayment of outstanding indebtedness, terminate the financing agreements, and exercise their rights and remedies including, with respect to the lenders under the 2017 Credit Agreement, their rights as secured creditors. In addition, there is no assurance that the Company could obtain additional capital or refinance its financing agreements on acceptable terms, or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7.

Unexpected events could disrupt normal business operations, which might result in increased costs and decreased revenues.

Unexpected events, such as hurricanes, fire, war, terrorism, and other natural or man-made disruptions, may adversely impact Essendant’s ability to serve its customers and increase the cost of doing business or otherwise impact Essendant’s results of operations and financial condition. In addition, damage to or loss of use of significant aspects of the Company’s infrastructure due to such events could have an adverse effect on the Company’s results of operations and financial condition.

ITEM 1B.	UNRESOLVED COMMENT LETTERS.

None.

ITEM 2.	PROPERTIES.

The Company considers its properties to be suitable with adequate capacity for their intended uses. The Company evaluates its properties on an ongoing basis to improve efficiency and customer service and leverage potential economies of scale. As of December 31, 2017, the Company’s properties consisted of the following:

Offices. The Company leases approximately 200,000 square feet for its corporate headquarters in Deerfield, Illinois. Additionally, the Company owns 49,000 square feet of office space in Orchard Park, New York; leases 38,000 square feet of office space in Tulsa, Oklahoma; leases 12,000 square feet in Pasadena, California; and leases 11,000 square feet in Atlanta, Georgia.

Distribution Centers. The Company utilizes 70 distribution centers, comprised of 64 distribution centers in the United States, 5 distribution centers in Canada and 1 distribution center in Dubai, UAE, totaling approximately 13.5 million square feet of warehouse space, of which 1.8 million square feet are owned and 11.7 million square feet are leased.

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

Common Stock Information

ESND’s common stock is quoted through the Nasdaq Global Select Market (“Nasdaq”) under the symbol ESND. The following table shows the high and low closing sale prices per share for ESND’s common stock as reported by Nasdaq:

	2017		2016
	High	Low	High	Low
January 1 - March 31	$22.09	$14.05	$32.18	$25.60
April 1 - June 30	17.85	14.30	34.56	29.01
July 1 - September 30	14.77	11.31	32.49	18.84
October 1 - December 31	13.68	8.34	21.67	15.05

On February 16, 2018, the closing stock price of the Company’s common stock as reported by Nasdaq was $8.48 per share. For the period from January 1, 2018 to February 16, 2018, the high closing stock price was $10.23 and the low closing stock price was $8.29. On February 16, 2018, there were approximately 416 holders of record of common stock. A greater number of holders of ESND common stock are “street name” or beneficial holders, whose shares are held on record by banks, brokers and other financial institutions.

Stock Performance Graph

The following graph compares the performance of the Company’s common stock over a five-year period with the cumulative total returns of (1) Russell 2000 Index and (2) a group of companies included within Value Line’s Office Equipment Industry Index. The graph assumes $100 was invested on December 31, 2012 in the Company’s common stock and in each of the indices and assumes reinvestment of all dividends (if any) at the date of payment. The following stock price performance graph is presented pursuant to SEC rules and is not meant to be an indication of future performance.

Common Stock Repurchases

During 2017, the Company did not repurchase any shares of its common stock. During 2016, the Company repurchased 0.2 million shares of common stock at an aggregate cost of $6.8 million. As of February 16, 2018, the Company had approximately $68.2 million remaining under share repurchase authorizations from its Board of Directors.

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

Stock and Cash Dividends

The Company declares and pays dividends on a quarterly basis. During 2017 and 2016, the Company declared and paid a dividend of $0.14 per share per quarter. In the aggregate, the Company declared dividends of $20.8 million and $20.6 million in 2017 and 2016, respectively. On February 15, 2018, the Board of Directors approved a dividend of $0.14 per share to be paid on April 13, 2018 to shareholders of record as of March 15, 2018. See Part II, Item 8, Note 11 – “Debt” for limitations on the Company’s ability to repurchase stock or issue dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K (Securities Authorized for Issuance under Equity Compensation Plans) is included in Item 12 of this Annual Report.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data of the Company for the years ended December 31, 2013 through 2017 has been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The adoption of new accounting pronouncements, changes in certain accounting policies, and reclassifications are reflected in the financial information presented below. The selected consolidated financial data below should be read in conjunction with, and is qualified in its entirety by, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company included in Items 7 and 8, respectively, of this Annual Report. Except for per share data, all amounts presented are in thousands:

	Years Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Net sales	$5,037,327	$5,369,022	$5,363,046	$5,327,205	$5,085,293
Cost of goods sold	4,331,273	4,609,161	4,526,551	4,524,676	4,297,952
Gross profit(1)	706,054	759,861	836,495	802,529	787,341
Operating expenses(2)
Warehousing, marketing and administrative expenses	664,280	629,825	675,913	595,673	578,958
Impairments of goodwill and intangible assets	285,166	-	129,338	9,034	1,183
Defined benefit plan settlement loss	-	12,510	-	-	-
Loss (gain) on disposition of business	-	-	1,461	(800)	-
Operating (loss) income	(243,392)	117,526	29,783	198,622	207,200
Interest expense	26,696	24,143	20,580	16,234	12,233
Interest income	(1,078)	(1,272)	(996)	(500)	(593)
(Loss) income before income taxes	(269,010)	94,655	10,199	182,888	195,560
Income tax (benefit) expense(3)	(2,029)	30,803	54,541	70,773	73,507
Net (loss) income	$(266,981)	$63,852	$(44,342)	$112,115	$122,053
Net (loss) income per share:
Net (loss) income per common share—basic	$(7.27)	$1.75	$(1.18)	$2.90	$3.08
Net (loss) income per common share—diluted	$(7.27)	$1.73	$(1.18)	$2.87	$3.03
Cash dividends declared per share	$0.56	$0.56	$0.56	$0.56	$0.56
Balance Sheet Data:
Working capital	$793,128	$904,715	$956,588	$968,894	$829,917
Total assets	1,774,250	2,163,506	2,262,859	2,347,368	2,104,019
Total debt(4)	498,123	608,969	716,315	710,768	530,306
Total stockholders’ equity	494,914	781,106	723,734	843,667	820,146
Statement of Cash Flows Data:
Net cash provided by operating activities	$185,543	$130,942	$162,734	$77,133	$74,737
Net cash used in investing activities	(38,455)	(3,769)	(67,929)	(183,633)	(30,273)
Net cash (used in) provided by financing activities	(140,001)	(135,964)	(84,990)	105,968	(53,060)

(1) 2015 — Includes $4.9 million related to Industrial obsolescence reserve.

(2) 2017 — Includes $285.2 million of charges related to goodwill impairment, $19.7 million of transformational expenses, $9.0 million of charges related to litigation reserves, partially offset by a $0.3 million gain reflecting recovery of notes receivable reserved in 2015.

2016 — Includes $20.5 million gain on sale of City of Industry facility, $12.5 million charge related to defined benefit plan settlement, $4.0 million charge related to a litigation reserve, $1.2 million charge related to severance costs for operating leadership, $0.9 million reversal of 2015 restructuring expenses partially offset by 2016 facility charges.

     2015 — $115.8 million charge related to Industrial impairment of goodwill and intangible assets, $18.6 million charge related to workforce reductions and facility consolidations, a $17.0 million loss on sale and related costs of the Company’s Mexican subsidiary, $12.0 million intangible asset impairment charge related to rebranding and accelerated amortization related to rebranding efforts, and $10.7 million impairment of seller notes receivable related to the Company’s prior year sale of a software service provider.

     2014 — $8.2 million loss on disposition of a software service provider.

     2013 — $13.0 million charge for a workforce reduction and facility closures and a $1.2 million asset impairment charge.

(3) Includes $2.6 million related to the one-time impact of the passage of the Tax Cuts and Jobs Act (“Tax reform”, “2017 Tax act” or the “Act”) in 2017; $1.7 million related to tax effect of a dividend from a foreign subsidiary and a $0.4 million change in reserve related to uncertain tax positions taken in the prior year in 2016; and the tax effects for items noted above for each respective year.

(4) Total debt includes current maturities where applicable.

FORWARD LOOKING INFORMATION

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as “expects”, “anticipates”, “estimates”, “intends”, “plans”, “believes”, “seeks”, “will”, “is likely to”, “scheduled”, “positioned to”, “continue”, “forecast”, “predicting”, “projection”, “potential” or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management’s current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth in Item 1A under the heading “Risk Factors.”

Readers should not place undue reliance on forward-looking statements contained in this Annual Report on Form 10-K. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information included in this Annual Report on Form 10-K in Part I, Item 1 – Description of Business, Item 6 – Selected Financial Data and in Item 8 – Financial Statements and Supplementary Data. Please see the Adjusted Gross Profit, Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted EBITDA and Free Cash Flow table (the “Non-GAAP table”) for information concerning the reconciliation of GAAP to Non-GAAP financial measures.

Key Trends and Recent Results

Results for 2017 were negatively impacted by lower sales volume that resulted in reduced gross profit, supplier allowances and inventory balances as the Company reduced purchases to more closely align with sales. The decline in operating results and softening within the industries that the Company operates, led to charges for goodwill impairment. The Company incurred transformational expenses in the year as part of the Company’s strategic driver to advance supplier partnerships and, in addition to higher costs for employee compensation, was unable to deleverage fixed costs at a pace commensurate with the sales decline. We are implementing strategies to address market trends, but we expect these trends will continue to impact results of operations and financial condition in subsequent periods.

Recent Results

•

Net loss per share for 2017 was $(7.27) compared to diluted earnings per share of $1.73 in 2016, including impacts of the Actions discussed below. Non-GAAP adjusted diluted earnings per share in 2017 were $0.67 compared to adjusted earnings per share of $1.54 in 2016. Refer to the Non-GAAP table included later in this section for more detail on the Actions.

•

Sales decreased 5.8%, workday adjusted, to $5.0 billion, driven by reduced sales in JanSan, traditional office products, office furniture and technology products, partly offset by growth in industrial supplies, cut-sheet paper and automotive product categories.

•	Gross profit was down $53.8 million, primarily due to decreased sales volume, and gross profit as a percentage of sales for 2017 decreased slightly to 14.0% in 2017 compared to 14.2% in 2016.
•

Operating expenses in 2017 totaled $949.4 million or 18.8% of sales compared with $642.3 million or 12.0% of sales in 2016, including impacts of the Actions discussed below. Adjusted operating expenses in 2017 decreased to $635.8 million compared to $646.1 million in 2016, principally driven by cost saving initiatives, partially offset by increased variable incentive compensation. Adjusted operating expenses as a percentage of sales increased to 12.6% in 2017 from 12.0% in 2016 due to lower sales volume.

•

Operating loss in 2017 was $(243.4) million or (4.8%) of sales, compared with operating income of $117.5 million or 2.2% of sales in the prior year, including impacts of the Actions discussed below. Adjusted operating income in 2017 was $70.2 million or 1.4% of sales, compared with $113.8 million or 2.1% of sales in 2016, primarily resulting from reduced gross margin in the current year, partially offset by reduced adjusted operating expenses.

•

Operating cash flows for 2017 were $185.5 million versus $130.9 million in 2016. The 2017 increase was primarily attributable to increased accounts payable balances, and reduced accounts receivable and inventory balances.

•	Cash flow used in investing activities was $38.5 million in 2017 compared to $3.8 million in the prior year, due primarily to the sale of the City of Industry, California facility in 2016.
•	Cash outflows from financing activities were $140.0 million in 2017 compared to $136.0 million in 2016.
•	In February 2017, the Company replaced two of its financing agreements with a new credit agreement to provide enhanced liquidity and increase debt availability.

Actions impacting comparability of results (the “Actions”)

2017 Actions

•	Goodwill impairment charges of $285.2 million were recognized (refer to Note 6 – “Goodwill and Intangible Assets”).
•

Transformational expenses associated with the implementation of strategic drivers to improve the value of the business totaled $19.7 million. These expenses, which result from the changing strategies of the Company, included consulting fees and other activities for which the Company has had significant expense.

•	Litigation matters resulted in accruals of $9.0 million (refer to Note 18 – “Legal Matters”).
•	One-time tax expenses of $2.6 million related to the December 2017 changes in tax laws (refer to Note 15 – “Income Taxes”).
•	Recovery related to notes receivable, which were impaired in 2015, resulted in $0.3 million of gain in 2017.

2016 Actions

•	Sale of a facility resulted in a $20.5 million gain.
•

A voluntary lump-sum pension offering resulted in a significant reduction of interest rate, mortality and investment risk of the Essendant Pension Plan. Due to this offer, a settlement and remeasurement of the Essendant Pension Plan was required, resulting in a defined benefit plan settlement loss of $12.5 million.

•	An accrual related to ongoing Telephone Consumer Protection Act of 1991 (“TCPA”) litigation of $4.0 million.
•	The tax impact of settlement of a dividend from a foreign subsidiary of $1.7 million.
•	Severance costs of $1.2 million related to two members of the Company’s operating leadership team.
•	A $1.2 million reversal of restructuring expenses accrued in 2015 due to severance, partially offset by a $0.3 million facility consolidation charge.
•	A reserve recognized related to discrete prior year uncertain tax positions of $0.4 million.

2015 Actions

•

Charges totaling $120.7 million relating to the Industrial business unit were incurred in the fourth quarter. These charges were comprised of an impairment of goodwill and intangibles totaling $115.8 million and an increase in reserves for obsolete inventory of $4.9 million. These impacts were the result of the macroeconomic environment in the oilfield and energy sectors.

•

Restructuring actions were taken to improve the Company’s operational utilization, labor spend, inventory performance and functional alignment of the organization. This included workforce reductions and facility consolidations with an unfavorable impact of $18.6 million for the year.

•

Sale of Azerty de Mexico, the Company’s operations in Mexico, resulted in total charges of $17.0 million. In the year, the subsidiary had net sales of $50.1 million and operating loss of $5.0 million, excluding the charges previously mentioned.

•

The Company officially rebranded to Essendant Inc. to communicate the Company’s strategy in a consistent manner. The rebranding resulted in reevaluation of the Company’s trademarks and it was determined that the ORS Nasco trademark and certain OKI brands were impaired. Pre-tax, non-cash, impairment charges and accelerated amortization totaling $12.0 million were recorded in the year.

•

In 2014, the Company sold its subsidiary that provided software services in exchange for a combination of cash and convertible and non-convertible notes. Based upon subsequent information, the Company determined it was not able to collect the note amounts or other receivables due from the acquirer and, as such, fully impaired the receivables and recorded a loss of $10.7 million during 2015.

Actions and events expected to affect future results

•

Restructuring Program. Essendant has launched a restructuring program to advance the Company’s strategic drivers by reducing the cost base, aligning organizational infrastructure and leadership with the Company’s growth channels to drive sales, and providing capacity to invest in products with preferred suppliers and in growth categories.  The Company expects to the restructuring program and other initiatives to reduce costs beginning in 2018 and reach run-rate annual savings of more than $50 million by 2020, with more than half achieved in 2018.

The program includes facility consolidations and workforce reductions with an estimated cash cost of $30 million to $40 million over the restructuring period, which began in the first quarter of 2018.

Product assortment refinements are also planned to eliminate items that have limited availability and lower sales. This is expected to improve service levels and have minimal impact on sales.  It will also increase capacity to support expansion into new categories to support customer growth, and is necessary to execute the planned facility consolidations. A non-cash charge related to these refinements is expected in the first quarter of 2018 and estimated in the range of $42 million to $48 million. Refer to Note 7 – “Severance and Restructuring Charges” for further details.

•

Tax Reform. In 2018, the Company anticipates the effective tax rate, excluding Actions, will be between 35% and 37%, reflecting the reduction in income tax rate promulgated by Tax reform, partly offset by increased state income taxes, the loss of deductions for entertainment expenses and reductions in share price subsequent to the grant date on equity compensation vesting during the year. Refer to Note 2 – “Summary of Significant Accounting Policies” for further details.

Critical Accounting Policies, Judgments and Estimates

As described in Note 2 – “Summary of Significant Accounting Policies”, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from those estimates.

The Company’s critical accounting policies are those which are most significant to the Company’s results of operations and financial condition and require especially difficult, subjective or complex judgments or estimates by management. In most cases, critical accounting policies require management to make estimates on matters that are uncertain at the time the estimate is made. The basis for the estimates is historical experience, terms of existing contracts, observance of industry trends, information provided by customers or suppliers, and information available from other outside sources, as appropriate. These critical accounting policies include the following:

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

Allowance for doubtful accounts

Management estimates an allowance for doubtful accounts, which addresses the collectability of trade accounts receivable based on judgments as to the collectability of trade accounts receivable balances driven by historic results and future expectations. This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value. To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company’s trade accounts receivable aging. Uncollectible trade receivable balances are written off against the allowance for doubtful accounts when it is determined that the trade receivable balance is uncollectible.

Inventory Reserves

The Company also records adjustments to inventory that is obsolete, damaged, defective or slow moving. Inventory is recorded at the lower of cost or market. These adjustments are determined using historical trends such as the age of the inventory, market demands, customer commitments, and new products introduced to the market. The reserves are further adjusted, if necessary, as new information becomes available; however, based on historical experience, the Company does not believe the estimates and assumptions will have a material impact on the financial statements as of and for the year ended December 31, 2017. Product assortment refinements are planned in 2018 to address items with limited availability and lower sales. An estimated non-cash charge of $42 million to $48 million is expected in the first quarter of 2018 and will be reflected as additional cost of goods sold.

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

Pension Obligations

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

At December 31, 2017, the Company refined the method used to determine the service and interest cost components of the Company’s net periodic benefit cost. Previously, the cost was determined using a single weighted-average discount rate derived from the yield curve. Under the refined method, known as the spot rate approach, individual spot rates along the yield curve that correspond with the timing of each benefit payment are used. The Company believes this change provides a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. Compared to the previous method, the spot rate approach will decrease the service and interest components of the Company’s benefit costs by an immaterial amount in 2018. There is no impact on the total benefit obligation. The Company will account for this change prospectively as a change in accounting estimate.

Pension expense for 2017 was $4.2 million, compared to $17.6 million in 2016 and $5.4 million in 2015. 2016 pension expense includes a settlement charge of $12.5 million related to a lump-sum offering. Refer to Note 13 – “Pension Plans and Defined Contribution Plan” for further information. To better understand the impact of changes in pension expense based on certain circumstances the company performed a sensitivity analysis, noting that a one percentage point decrease or increase in the assumed discount rate would have resulted in an increase or decrease in pension expense for 2017 of approximately $2.0 million and increase or decrease in the year-end projected benefit obligation by $37.7 million. Additionally, a one percentage point decrease or increase in the expected rate of return assumption would have resulted in an increase or decrease, respectively, in the net periodic benefit cost for 2017 of approximately $1.4 million.

Results for the Years Ended December 31, 2017, 2016 and 2015

The following table presents the Consolidated Statements of Operations results (in thousands):

	Year Ended December 31,
	2017		2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net sales: (1)
Janitorial, foodservice and breakroom supplies (JanSan)	$1,324,051	26.3%	$1,453,425	27.1%	$1,475,379	27.4%
Technology products	1,216,103	24.1%	1,348,404	25.1%	1,356,342	25.3%
Traditional office products	745,719	14.8%	830,856	15.5%	841,654	15.7%
Industrial supplies	589,857	11.7%	562,485	10.5%	588,578	11.0%
Cut sheet paper	414,989	8.2%	403,090	7.4%	346,969	6.5%
Automotive	324,060	6.5%	316,546	5.9%	279,966	5.2%
Office furniture	268,484	5.3%	299,180	5.6%	321,295	6.0%
Freight and other	154,064	3.1%	155,036	2.9%	152,863	2.9%
Total net sales	5,037,327	100.0%	5,369,022	100.0%	5,363,046	100.0%
Cost of goods sold	4,331,273	86.0%	4,609,161	85.8%	4,526,551	84.4%
Total gross profit	$706,054	14.0%	$759,861	14.2%	$836,495	15.6%
Total operating expenses	949,446	18.8%	642,335	12.0%	806,712	15.0%
Total operating (loss) income	$(243,392)	-4.8%	$117,526	2.2%	$29,783	0.6%
Interest expense, net	25,618	0.5%	22,871	0.4%	19,584	0.4%
(Loss) income before income taxes	$(269,010)	-5.3%	$94,655	1.8%	$10,199	0.2%
Income tax (benefit) expense	(2,029)	0.0%	30,803	0.6%	54,541	1.0%
Net (loss) income	$(266,981)	-5.3%	$63,852	1.2%	$(44,342)	-0.8%

(1) Certain prior period amounts have been reclassified to conform to the current presentation. Such changes include reclassification of specific products to different product categories and did not impact the Consolidated Statements of Operations. All presentations described below are based on the reclassified amounts.

Comparison of Results for the Years Ended December 31, 2017 and 2016

Net Sales. Net sales for the year ended December 31, 2017 were $5.0 billion, a workday adjusted decrease of 5.8% from $5.4 billion in sales during 2016. 2018 net sales are expected to be down 3% to 6% compared to 2017. Net sales by key product category for 2017 and 2016 included the following (in thousands):

JanSan sales decreased $129.4 million or 8.9% in 2017 compared to 2016. Sales decreased due to declines in the national reseller channel of $118.1 million and the independent reseller channel of $13.4 million. As a percentage of total sales, JanSan represented 26.3% in 2017, a decrease from the 2016 percentage of total sales of 27.1%. This decrease was principally the result of reduced demand due to specific customer losses and continued competitive actions from other JanSan product providers.

Technology product sales decreased $132.3 million or 9.8% in 2017 versus 2016. Sales in this product category decreased primarily due to declines in the national reseller channel of $68.6 million, independent reseller channel of $53.7 million as well as declines in e-commerce sales of $9.9 million. As a percentage of total sales, technology products represented 24.1% in 2017, a decrease from the 2016 percentage of total sales of 25.1% due to specific customer losses and reduced supplier promotion activity throughout 2017.

Traditional office product sales decreased $85.1 million or 10.2% in 2017 versus 2016. Sales in this category decreased due to reductions in the national reseller channel of $42.7 million, declines in the independent reseller channel of $36.9 million and e-commerce sales declines of $5.5 million. As a percentage of total sales, traditional office products represented 14.8% in 2017, a decrease from the 2016 percentage of total sales of 15.5%.

Industrial supplies sales increased $27.4 million or 4.9%. The increase was primarily driven by growth in general industrial sales of $14.6 million, international sales of $6.6 million and energy sales of $6.1 million. As a percentage of total sales, industrial supplies represented 11.7% in 2017, an increase from the 2016 percentage of total sales of 10.5% due to product category growth.

Cut sheet paper product sales increased $11.9 million or 3.0% in 2017 compared to 2016. The increase in this category was primarily driven by increased sales to independent resellers of $10.5 million and e-commerce sales increases of $3.4 million, partially offset by declines in sales to national resellers of $2.0 million. As a percentage of total sales, cut sheet paper represented 8.2% in 2017, which increased from the 2016 percentage of total sales of 7.4%.

Automotive product sales increased $7.5 million or 2.4% in 2017 versus 2016. The increase in this category was primarily due to increases in recreational vehicle and marine sales of $4.6 million and mobile sales of $2.6 million, partially offset by declines in collision sales of $3.6 million. As a percentage of total sales, automotive products represented 6.5% in 2017, which increased from the 2016 percentage of total sales of 5.9%.

Office furniture sales decreased $30.7 million or 10.3% in 2017 compared to 2016. The decrease was primarily the result of declines in sales to independent resellers of $16.4 million with additional declines in the national reseller channel of $7.2 million and e-commerce channel sales declines of $7.1 million. As a percentage of total sales, office furniture represented 5.3% in 2017, a decrease from the 2016 percentage of total sales of 5.6%.

The remainder of the Company’s consolidated 2017 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for 2017 was $706.1 million, compared to $759.9 million in 2016. Gross profit as a percentage of net sales (the gross margin rate) of 14.0% for 2017 was down 20 basis points (“bps”) from the prior-year period gross margin rate of 14.2%. This decrease was due to deleveraging of the distribution network and transportation costs (41 bps) and inventory-related valuation (29 bps), partially offset by favorable product margin (43 bps) driven by inflation and benefits from merchandising and pricing actions related to the implementation of the Company’s strategic drivers which were offset by lower supplier allowances due to decreased sales volume. Sales to larger resellers are generally lower margin than sales to smaller resellers. Sales to new customers tend to be lower margin but typically improve over time. Lower margin categories include cut-sheet paper products and technology products, while JanSan, traditional office products, furniture and industrial supplies are higher margin categories.

Operating Expenses. Operating expenses for 2017 were $949.4 million or 18.8% of sales, compared with $642.3 million or 12.0% of sales in the same period last year. Excluding the Actions in 2017 and 2016, adjusted operating expenses were $635.8 million or 12.6% of sales in 2017 compared to $646.1 million or 12.0% of sales in 2016. The increase in adjusted operating expenses as a percentage of sales in 2017 was principally driven by a reset of incentive compensation. Through the Company’s strategic actions of reengineering the inbound freight operations by opening freight consolidation centers, aligning the distribution network footprint with sales volume and targeted cost improvements through a zero-based budgeting approach, the Company has targeted annualized cost savings in excess of $50 million by 2020.

Interest Expense, net. Net interest expense for 2017 was $25.6 million or 0.5% of total sales, compared with $22.9 million or 0.4% of total sales in 2016. This increase was primarily driven by higher interest rates in 2017, partially offset by reductions in outstanding debt.

Income Taxes. Income tax benefit was $(2.0) million in 2017, compared to expense of $30.8 million in 2016. The Company’s effective tax rate was 0.8% and 32.5% in 2017 and 2016, respectively. This change was primarily driven by the permanent impacts of the cumulative goodwill impairments that occurred in 2017. The Company’s effective tax rate excluding these Actions would have been 44.4% and 37.7% in 2017 and 2016, respectively. The increase reflects the change in accounting for equity compensation (ASU 2016-09) adopted in 2017 resulting in $2.0 million of additional tax expense during the year or $1.3 million effected for Tax reform. Further, income tax expense was impacted by the passage of tax reform in December 2017, including through the remeasurement of deferred tax assets and liabilities, recording of the one-time transition tax and other necessary reassessments of the Company’s historical tax positions totaling $2.6 million.

Net (Loss) Income. Net loss for 2017 was $(267.0) million compared to a net income of $63.9 million in 2016. Basic loss per share was $(7.27) in 2017, compared to diluted earnings per share of $1.73 in 2016. Excluding the Actions in 2017 and 2016, adjusted net income for 2017 and 2016 was $24.8 million and $57.0 million, respectively. Adjusted diluted earnings per share were $0.67 and $1.54 for 2017 and 2016, respectively. Adjusted diluted earnings per share in the first quarter of 2018 is expected to be lower than the fourth quarter of 2017, reflecting impacts from the national reseller sales decline, the annual first quarter reset of employee time off expense and lower supplier allowances resulting from opportunistic inventory purchases.

Comparison of Results for the Years Ended December 31, 2016 and 2015

Net Sales. Net sales for the year ended December 31, 2016 were $5.4 billion, a workday adjusted 0.3% decrease from $5.4 billion in sales during 2015. Net sales by product category for 2016 and 2015 included the following:

JanSan sales decreased $22.0 million or 1.5% in 2016 compared to 2015. Sales decreased due to a decline in sales in the independent reseller channel of $19.4 million and the national reseller channel of $13.5 million, partially offset by online growth of $12.7 million. As a percentage of total sales, JanSan represented 27.1% in 2016, a decrease from the 2015 percentage of total sales of 27.4%. This decrease was the result of reduced demand principally due to declines in customer experience and competitive actions from other wholesalers.

Technology product sales decreased $7.9 million or 0.6% in 2016 versus 2015. Excluding $50.1 million in sales from the Company’s subsidiary in Mexico in 2015, which was sold in 2016, net sales in this category increased 3.2% compared to the prior year, primarily driven by increases in sales in the independent reseller channel of $83.3 million, partially offset by declines in sales to national resellers of $37.8 million and declines in e-commerce sales of $3.3 million. As a percentage of total sales, technology products represented 25.1% in 2016, a decrease from the 2015 percentage of total sales of 25.3% due to the sale of the Company’s Mexican subsidiary.

Traditional office product sales decreased $10.8 million or 1.3% in 2016 versus 2015. This decrease in the product category was primarily driven by the buying patterns of national resellers totaling $7.7 million in the year, a decline of $1.8 million in the independent reseller channel and a decrease in e-commerce sales of $1.3 million. As a percentage of total sales, traditional office products represented 15.5% in 2016 a decrease from 15.7% in 2015.

Industrial supplies sales decreased $26.1 million or 4.4% in 2016 compared to 2015. The decline was driven by weakness in the general industrial channel and consolidation in the welding channel. Sales in the general industrial and welding channels declined by $22.9 million and $21.9 million, respectively. This was partially offset by growth in the retail channel of $17.8 million. As a percentage of total sales, industrial supplies represented 10.5% in 2016, a decrease from the 2015 percentage of total sales of 11.0%.

Cut sheet paper product sales increased $56.1 million or 16.2% in 2016 versus 2015. The increase in this category was solely driven by increased sales to independent resellers of $56.0 million. As a percentage of total sales, cut sheet paper represented 7.4% in 2016, which increased from the 2015 percentage of total sales of 6.5%.

Automotive product sales increased $36.6 million or 13.1% in 2016 versus 2015. The increase in this category was primarily due to the acquisition of Nestor in the third quarter of 2015, which contributed an additional $64.9 million in net sales in 2016 compared to $27.1 million in 2015. As a percentage of total sales, automotive products represented 5.9% in 2016, which increased from the 2015 percentage of total sales of 5.2% due to the impact of the acquisition.

Office furniture sales decreased $22.1 million or 6.9% in 2016 compared to 2015. The decreased revenue was primarily the result of declines in sales to national resellers of $14.4 million and independent resellers of $7.7 million. As a percentage of total sales, office furniture represented 5.6% in 2016, a decrease from the 2015 percentage of total sales of 6.0%.

The remainder of the Company’s consolidated 2016 net sales was composed of freight and other revenues.

Gross Profit and Gross Margin Rate. Gross profit for 2016 was $759.9 million, compared to $836.5 million in 2015. The gross margin rate of 14.2% for 2016 was down 140 bps from the prior-year period gross margin rate of 15.6%. This decrease was due to an unfavorable product margin (133 bps), primarily driven by an unfavorable change in category and channel mix (107 bps), and higher freight costs (21 bps).

Operating Expenses. Operating expenses for 2016 were $642.3 million or 12.0% of sales, compared with $806.7 million or 15.0% of sales in the same period last year. Excluding the Actions in 2016 and 2015, adjusted operating expenses were $646.1 million or 12.0% of sales in 2016 compared to $632.6 million or 11.8% of sales in 2015. The increase in adjusted operating expenses in 2016 was principally driven by the recognition of an allowance on prepaid rebates and receivables from one customer totaling $13.3 million.

Interest Expense, net. Net interest expense for 2016 was $22.9 million or 0.4% of total sales, compared with $19.6 million or 0.4% of total sales in 2015. This increase was primarily driven by higher interest rates in 2016.

Income Taxes. Income tax expense was $30.8 million in 2016, compared with $54.5 million in 2015. The Company’s effective tax rate was 32.5% and 534.8% in 2016 and 2015, respectively. This effective tax rate decline was primarily driven by the prior year Actions, particularly the 2015 noncash impairment charges for goodwill that were nondeductible for tax purposes and the 2015 loss on the sale of the Mexican subsidiary that carried a full valuation allowance. Additional favorability in 2016 is attributed to the reduction of valuation allowances related to the gain on the sale of the City of Industry facility. The Company’s effective tax rate excluding these Actions would have been 37.7% and 39.1% in 2016 and 2015, respectively.

Net Income (Loss). Net income for 2016 was $63.9 million compared to a net loss of $(44.3) million in 2015. Diluted earnings per share were $1.73 in 2016, compared to a loss per share of $(1.18) in 2015. Excluding the Actions in 2016 and 2015, adjusted net income for 2016 and 2015 was $57.0 million and $116.4 million, respectively. Adjusted diluted earnings per share were $1.54 and $3.08 for 2016 and 2015, respectively.

Liquidity and Capital Resources

Essendant’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operations and collections of receivables, coupled with the Company’s sources of borrowings and available cash on hand, are sufficient to fund currently anticipated requirements. These requirements include payments of interest and dividends, scheduled debt repayments, capital expenditures, working capital needs, the funding of pension plans, additional share repurchases and acquisitions, if applicable. The Company believes that its sources of borrowings are sound and that the strength of its balance sheet affords the Company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.

The Company’s outstanding debt consisted of the following amounts (in millions):

	As of	As of
	December 31,	December 31,
	2017	2016
2017 Credit Agreement
Term Loan	$73.1	$-
Revolving Credit Facility	181.3	-
FILO Facility	100.0	-
2013 Credit Agreement	-	260.4
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	-	200.0
Debt	504.4	610.4
Stockholders’ equity	494.9	781.1
Total capitalization	$999.3	$1,391.5

Debt-to-total capitalization ratio	50.5%	43.9%

The increase in the debt-to-capitalization ratio at December 31, 2017, compared to December 31, 2016 is due primarily to the net loss during the year which more than offset reductions in outstanding debt.

As discussed further in Item 8, Note 11 – “Debt,” in February 2017, the Company entered into the 2017 Credit Agreement and terminated the Receivables Securitization Program. The maximum amount the Company is able to borrow under the 2017 Credit Agreement is determined based on the value of the Company’s accounts receivable, inventory, owned real estate and certain equipment.

Availability of financing as of December 31, 2017, is summarized below (in millions):

	Aggregated Committed Principal	Gross Borrowing Base Availability	Total Utilization	Net Availability
2017 Credit Agreement
Term Loan	$73.1	$73.1	$73.1	$-
Revolving Credit Facility (1)	1,000.0	837.0	358.4	478.6
First-in-Last-Out ("FILO") (2)	100.0	99.0	100.0	(1.0)
Total all Funding Sources	$1,173.1	$1,009.1	$531.5	$477.6

1)

The 2017 Credit Agreement provides for the issuance of letters of credit up to $50.0 million, plus up to $165.0 million to be used as collateral for obligations under the 2013 Note Purchase Agreement. Letters of credit totaling approximately $177.1 million were utilized as of December 31, 2017.

2)	The FILO loan was remeasured effective for the year ended December 31, 2017. The under-collateralized amount of $1.0 million was then funded via the Revolving Credit Facility.

Disclosures About Contractual Obligations

The following table aggregates all contractual obligations that affect financial condition and liquidity as of December 31, 2017 (in millions):

	Payment due by period
Contractual obligations	2018	2019 & 2020	2021 & 2022	Thereafter	Total
Debt	$6	$12	$486	$-	$504
Fixed interest payments on long term debt (1)	8	16	7	-	31
Operating leases	58	102	59	90	309
Purchase obligations	6	3	-	-	9
Tax payment pursuant to the Tax Reform	-	1	-	2	3
Acquisition related future payments	2	-	-	-	2
Total contractual cash obligations	$80	$134	$552	$92	$858

1)

The Company has entered into an interest rate swap transaction on a portion of its long-term debt. The fixed interest payments noted in the table are based on the notional amounts and fixed rate inherent in the swap transactions and related debt instruments.

In December 2017, the Company’s Board of Directors approved a cash contribution to the Essendant Pension Plan, which was made in 2018, totaling $10.0 million. Additional contributions, if any, for 2018 have not yet been determined.

At December 31, 2017, the Company had a liability for unrecognized tax benefits of $3.9 million as discussed in Item 8, Note 15 - “Income Taxes”, and an accrual for the related interest, that is excluded from the Contractual Obligations table. Due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority may occur.

Cash Flows

Cash flows for the Company for the years ended December 31, 2017, 2016 and 2015 are summarized below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$185,543	$130,942	$162,734
Net cash used in investing activities	(38,455)	(3,769)	(67,929)
Net cash used in financing activities	(140,001)	(135,964)	(84,990)

Cash Flows From Operations

The 2017 increase in net cash provided by operating activities was principally the result of increased accounts payable and reductions in accounts receivable and inventory, partly offset by diminished operating results. The 2016 decline in net cash provided by operating activities compared to 2015 was principally the result of diminished operating results and decreased accounts payable, partially offset by reductions in accounts receivable and inventory. Free cash flow for 2018 is expected to be in excess of $40 million.

Cash Flows From Investing Activities

Gross capital spending for 2017, 2016 and 2015, was $38.6 million, $37.7 million and $28.3 million, respectively, which was used for various investments in fleet equipment, information technology systems, technology hardware, and distribution center equipment and facility projects. During 2016, the Company received $33.9 million from the disposition of the City of Industry facility. Additionally, cash used in 2015 included $40.5 million related to an acquisition.

Cash Flows From Financing Activities

The Company’s cash flow from financing activities is largely dependent on levels of borrowing under the Company’s credit agreements, the acquisition or issuance of treasury stock, and quarterly dividend payments. Cash outflows from financing activities in 2017 included the repayment of the asset securitization program and payment of debt issuance costs incurred in connection with the 2017 Credit Agreement, partially offset by incremental borrowings under the 2017 Credit Agreement. Cash outflows from financing activities in 2016 included the partial debt repayment of $108.1 million compared to 2015 net borrowings of $4.6 million, partly offset by 2016 share repurchase activity of $6.8 million compared to 2015 share repurchases of $68.1 million.

The Company paid a $0.14 per share dividend on January 12, 2018, totaling $5.2 million. In February 2018, the Board of Directors approved a dividend of $0.14 to be paid on April 13, 2018 to shareholders of record as of March 15, 2018. In the aggregate, the Company paid dividends of $20.7 million, $20.5 million and $21.2 million in 2017, 2016 and 2015, respectively.

Inflation/Deflation and Changing Prices

The Company maintains substantial inventories to accommodate the prompt service and delivery requirements of its customers. Accordingly, the Company purchases products on a regular basis in an effort to maintain inventory at levels that it believes are sufficient to satisfy the anticipated needs of customers, based upon historical buying practices and market conditions. Although the Company historically has been able to pass through manufacturers’ price increases to customers on a timely basis, competitive conditions will influence how much of future price increases can be passed on. Conversely, when manufacturers’ prices decline, lower sales prices could result in lower margins as the Company sells through existing inventory. As a result, changes in the prices paid by the Company for products could have a material effect on the Company’s net sales, gross margins and net income.

New Accounting Pronouncements

For information about recently issued accounting pronouncements, see Item 8, Note 2 - “Summary of Significant Accounting Policies.”

Adjusted Gross Profit, Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted EBITDA and Free Cash Flow (the “Non-GAAP table”)

The Non-GAAP table below presents Adjusted Gross Profit, Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings per Share, Adjusted EBITDA and Free Cash Flow for the twelve months ended December 31, 2017, 2016 and 2015. These non-GAAP measures exclude certain non-recurring items and exclude other items that do not reflect the Company’s ongoing operations, and are included to provide investors with useful information about the financial performance of the business. The presented non-GAAP financial measures should not be considered in isolation or as substitutes for the comparable GAAP financial measures. The non-GAAP financial measures do not reflect all of the amounts associated with the results of operations as determined in accordance with GAAP, and these non-GAAP financial measures should only be used to evaluate the results of operations in conjunction with the corresponding GAAP financial measures.

In order to calculate the non-GAAP measures, management excludes the following items to the extent they occur in the reporting period, to facilitate the comparison of current and prior year results and ongoing operations, as management believes these items do not reflect the underlying cost structure of the business. These items can vary significantly in amount and frequency.

•

Restructuring charges. Workforce reduction and facility closure charges such as employee termination costs, facility closure and consolidation costs, and other costs directly associated with shifting business strategies or business conditions that are part of a restructuring program.

Restructuring actions were taken in 2015 and had impacts during both 2016 and 2015 (refer to Item 8, Note 7 – “Severance and Restructuring Charges”).

•

Gain or loss on sale of assets or businesses. Sales of assets, such as buildings or equipment, and businesses can cause gains or losses. These transactions occur as the Company is repositioning its business and reviewing its cost structure.

The Company recognized a gain on the sale of its City of Industry facility in 2016 (refer to Item 8, Note 12 – “Leases, Contractual Obligations and Contingencies”), a loss on the sale and related impairment of intangible assets of the operations in Mexico in 2015 and an impairment of the seller notes related to the sale of the software services provider in 2015.

•	Severance costs for operating leadership. Employee termination costs related to members of the Company’s operating leadership team are excluded as they are based upon individual agreements.

In 2016, the Company recorded a charge related to the severance of two operating leaders which were not part of a restructuring program.

•	Asset impairments. Changes in strategy or macroeconomic events may cause asset impairments.

During 2017, the Company recorded goodwill impairments which resulted from declines in sales, earnings and market capitalization (refer to Note 6 – “Goodwill and Intangible Assets”). In 2015, the Company recorded impairment and accelerated amortization of its trademarks upon the announcement of its rebranding effort. The Company recorded impairment of goodwill and intangible assets, as well as an increase in reserves for obsolete inventory, based on a strategic review of the Industrial business unit in 2015.

•	Other actions. Actions, which may be non-recurring events, that result from the changing strategies and needs of the Company and do not reflect the underlying expense of the on-going business.

In 2017, other actions include transformational expenses, a litigation charge (refer to Note 18 – “Legal Matters”), the one-time impact due to the December 2017 passage of tax reform and a gain reflecting receipt of payment on notes receivable impaired in 2015. In 2016, other actions included settlement charges related to a defined benefit plan settlement, litigation charges, the tax impact of dividends from a foreign subsidiary and reserves related to prior year uncertain tax positions.

Adjusted gross profit, adjusted operating expenses and adjusted operating income. Adjusted gross profit, adjusted operating expenses and adjusted operating income provide management and investors with an understanding of the results from the primary operations of the business by excluding the effects of items described above that do not reflect the ordinary expenses and earnings of operations. Adjusted operating expenses and adjusted operating income are used to evaluate the period-over-period operating performance as they are more comparable measures of the continuing business. These measures may be useful to an investor in evaluating the underlying operating performance of the business.

Adjusted net income and adjusted diluted earnings per share. Adjusted net income and adjusted diluted earnings per share provide a more comparable view of the Company’s underlying performance and trends than the comparable GAAP measures. Net income and diluted earnings per share are adjusted for the effect of items described above that do not reflect the ordinary earnings of operations.

Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Adjusted EBITDA is helpful in evaluating the Company’s operating performance and is used by management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting. Net income is adjusted for the effect of interest, taxes, depreciation and amortization and stock-based compensation expense. Management believes that adjusted EBITDA is commonly used by investors to evaluate operating performance between competitors because it helps reduce variability caused by differences in capital structures, income taxes, stock-based compensation accounting policies, and depreciation and amortization policies.

Free cash flow. Free cash flow is useful to management and investors as it is a measure of the Company’s liquidity. It provides a more complete understanding of factors and trends affecting cash flows than the comparable GAAP measure. Net cash provided by (used in) operating activities and net cash provided by (used in) investing activities are aggregated and adjusted to exclude acquisitions, net of cash acquired and divestitures.

	For the Years Ended December 31,
	2017	2016	2015
Gross profit	$706,054	$759,861	$836,495
Industrial inventory obsolescence reserve	-	-	4,887
Adjusted gross profit	$706,054	$759,861	$841,382

Operating expenses	$949,446	$642,335	$806,712
Impairment of goodwill (Note 6)	(285,166)	-	-
Transformational expenses	(19,745)	-	-
Litigation reserve (Note 18)	(9,000)	(4,000)	-
Recovery of notes receivable	300	-	-
Gain on sale of City of Industry facility (Note 12)	-	20,541	-
Defined benefit plan settlement charge	-	(12,510)	-
Severance costs for operating leadership	-	(1,245)	-
Impairment of Industrial goodwill and intangible assets	-	-	(115,825)
Restructuring charges (Note 7)	-	956	(18,575)
Loss on disposition of business and related costs	-	-	(16,999)
Impairment of assets and accelerated amortization related to rebranding	-	-	(11,981)
Impairment of seller notes	-	-	(10,738)
Adjusted operating expenses	$635,835	$646,077	$632,594

Operating (loss) income	$(243,392)	$117,526	$29,783
Gross profit and operating expense adjustments noted above	313,611	(3,742)	179,005
Adjusted operating income	$70,219	$113,784	$208,788

Net (loss) income	$(266,981)	$63,852	$(44,342)
Gross profit and operating expense adjustments noted above	313,611	(3,742)	179,005
Non-GAAP tax provision on adjustments
Impairment of goodwill (Note 6)	(13,356)	-	-
Transformational expenses	(7,655)	-	-
Litigation reserve (Note 18)	(3,488)	(1,508)	-
Tax reform adjustment	2,545	-	-
Recovery of notes receivable	118	-	-
Gain on sale of City of Industry facility (Note 12)	-	1,138	-
Defined benefit plan settlement charge	-	(4,705)	-
Dividend from foreign entity	-	1,666	-
Severance costs for operating leadership	-	(469)	-
State income tax reserve adjustment	-	417	-
Impairment of Industrial goodwill and intangible assets	-	-	(2,636)
Restructuring charges (Note 7)	-	357	(7,059)
Loss on disposition of business and related costs	-	-	49
Impairment of assets and accelerated amortization related to rebranding	-	-	(4,552)
Impairment of seller notes	-	-	(4,080)
Income tax provision on adjusted net income	(21,836)	(3,104)	(18,278)
Adjusted net income	$24,794	$57,006	$116,385

Diluted (loss) earnings per share (1)	$(7.23)	$1.73	$(1.17)
Per share gross profit and operating expense adjustments noted above	8.49	(0.10)	4.78
Non-GAAP tax provision on adjustments	(0.59)	(0.09)	(0.53)
Adjusted diluted net income per share	$0.67	$1.54	$3.08

Net (loss) income	$(266,981)	$63,852	$(44,342)
Income tax (benefit) expense	(2,029)	30,803	54,541
Interest expense, net	25,618	22,871	19,584
Depreciation and amortization	43,302	45,527	48,675
Equity compensation expense	7,295	10,202	7,895
Gross profit and operating expense adjustments noted above	313,611	(3,742)	179,005
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$120,816	$169,513	$265,358

Net cash provided by operating activities	$185,543	$130,942	$162,734
Less: Net cash used in investing activities	(38,455)	(3,769)	(67,929)
Add: Acquisitions, net of cash acquired	-	-	40,515
Less: Sale of equity investment	-	-	(612)
Free cash flow	$147,088	$127,173	$134,708
(1)

Diluted earnings per share for 2017 and 2015 under GAAP reflect an adjustment to the basic earnings per share due to the net loss. The diluted earnings per share shown here do not reflect this adjustment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company’s exposure to interest rate risk is principally limited to the Company’s outstanding debt at December 31, 2017 and 2016, of $498.1 million and $609.0 million, respectively. As of December 31, 2017 and 2016, the Company had $254.4 million and $310.4 million of outstanding debt with interest based on variable market rates, respectively. However, in December 2017, the Company entered into an interest rate swap to partially hedge exposure to interest rate fluctuations in the future. As of December 31, 2017 and 2016, the overall weighted average effective borrowing rate of the Company’s debt was 3.5% and 2.5%, excluding the impact of commitment and letter of credit fees, respectively. A 50 basis point movement in interest rates, would result in a $1.3 million increase or decrease in annualized interest expense and cash flows from operations.

Foreign Currency Exchange Rate Risk

The Company’s foreign currency exchange rate risk is limited principally to the Canadian Dollar, Hong Kong Dollar and the Arab Emirate Dirham due to its operations in those countries. Many of the products the Company sells in those countries are purchased in U.S. dollars, while the sale is invoiced in the local currency. The Company’s foreign currency exchange rate risk is not material to its financial position, results of operations and cash flows. However, the Company does enter into foreign currency forward contracts from time to time to hedge the exposure to the Canadian Dollar.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 in relation to the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the Company’s overall control environment. That assessment was supported by testing and monitoring performed both by the Company’s Internal Audit organization and its Finance organization.

Based on that assessment, management concluded that as of December 31, 2017, the Company’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears on the following page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Essendant Inc.

Opinion on Internal Control over Financial Reporting

We have audited Essendant Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Essendant Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Essendant Inc. and subsidiaries as of December 31, 2017 and 2016, and the consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 of the Company, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 21, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Chicago, Illinois

February 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Essendant Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Essendant Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1995.

Chicago, Illinois

February 21, 2018

ESSENDANT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31
	2017	2016	2015
Net sales	$5,037,327	$5,369,022	$5,363,046
Cost of goods sold	4,331,273	4,609,161	4,526,551
Gross profit	706,054	759,861	836,495
Operating expenses:
Warehousing, marketing and administrative expenses	664,280	629,825	675,913
Defined benefit plan settlement loss	-	12,510	-
Impairments of goodwill and intangible assets	285,166	-	129,338
Loss on disposition of business	-	-	1,461
Operating (loss) income	(243,392)	117,526	29,783
Interest expense	26,696	24,143	20,580
Interest income	(1,078)	(1,272)	(996)
(Loss) income before income taxes	(269,010)	94,655	10,199
Income tax (benefit) expense	(2,029)	30,803	54,541
Net (loss) income	$(266,981)	$63,852	$(44,342)
Net (loss) income per share - basic:
Net (loss) income per share - basic	$(7.27)	$1.75	$(1.18)
Average number of common shares outstanding - basic	36,729	36,580	37,457
Net (loss) income per share - diluted:
Net (loss) income per share - diluted	$(7.27)	$1.73	$(1.18)
Average number of common shares outstanding - diluted	36,729	36,918	37,457
Dividends declared per share	$0.56	$0.56	$0.56

See notes to Consolidated Financial Statements.

ESSENDANT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net (loss) income	$(266,981)	$63,852	$(44,342)
Other comprehensive income (loss), net of tax
Translation adjustments	2,506	1,427	(9,075)
Translation loss realized through disposition of business	-	-	11,132
Minimum pension liability adjustments	(6,685)	9,682	3,271
Cash flow hedge adjustments	(378)	26	(128)
Total other comprehensive (loss) income, net of tax	(4,557)	11,135	5,200
Comprehensive (loss) income	$(271,538)	$74,987	$(39,142)

See notes to Consolidated Financial Statements.

ESSENDANT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	As of December 31,	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$28,802	$21,329
Accounts receivable, less allowance for doubtful accounts of $17,102 in 2017 and $18,196 in 2016	619,200	678,184
Inventories	821,683	876,837
Other current assets	43,044	32,100
Total current assets	1,512,729	1,608,450
Property, plant and equipment, at cost
Land	6,634	6,634
Buildings	50,593	50,622
Fixtures and equipment	370,628	353,362
Leasehold improvements	37,763	37,147
Capitalized software costs	101,081	97,010
Total property, plant and equipment	566,699	544,775
Less: accumulated depreciation and amortization	433,906	416,524
Net property, plant equipment	132,793	128,251
Intangible assets, net	73,441	83,690
Goodwill	13,153	297,906
Other long-term assets	42,134	45,209
Total assets	$1,774,250	$2,163,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$500,883	$484,602
Accrued liabilities	189,916	197,804
Current maturities of long-term debt	6,079	28
Total current liabilities	696,878	682,434
Deferred income taxes	1,192	6,378
Long-term debt	492,044	608,941
Other long-term liabilities	89,222	84,647
Total liabilities	1,279,336	1,382,400
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2017 and 2016	7,444	7,444
Additional paid-in capital	412,987	409,805
Treasury stock, at cost – 36,811,366 shares in 2017 and 36,951,522 shares in 2016	(1,093,813)	(1,096,744)
Retained earnings	1,219,309	1,507,057
Accumulated other comprehensive loss	(51,013)	(46,456)
Total stockholders’ equity	494,914	781,106
Total liabilities and stockholders’ equity	$1,774,250	$2,163,506

See notes to Consolidated Financial Statements.

ESSENDANT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

						Accumulated		Total
					Additional	Other	Retained	Stockholders’
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Earnings	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	(Revised)*	(Revised)*
As of December 31, 2014	74,435,628	$7,444	(35,719,041)	$(1,042,501)	$412,291	$(62,791)	$1,529,224	$843,667
Net loss	-	-	-	-	-	-	(44,342)	(44,342)
Unrealized translation adjustments	-	-	-	-	-	(9,075)	-	(9,075)
Translation loss realized through disposition of business	-	-	-	-	-	11,132	-	11,132
Minimum pension liability adjustments, net of tax expense of $2,071	-	-	-	-	-	3,271	-	3,271
Unrealized loss on cashflow hedges, net of tax benefit of $135	-	-	-	-	-	(128)	-	(128)
Other comprehensive income	-	-	-	-	-	5,200	(44,342)	(39,142)
Cash dividend declared, $0.56 per share	-	-	-	-	-	-	(21,061)	(21,061)
Acquisition of treasury stock	-	-	(1,822,227)	(67,446)	-	-	-	(67,446)
Stock compensation	-	-	362,874	9,080	(1,364)	-	-	7,716
As of December 31, 2015	74,435,628	$7,444	(37,178,394)	$(1,100,867)	$410,927	$(57,591)	$1,463,821	$723,734
Net income	-	-	-	-	-	-	63,852	63,852
Unrealized translation adjustments	-	-	-	-	-	1,427	-	1,427
Minimum pension liability adjustments, net of tax expense of $6,135	-	-	-	-	-	9,682	-	9,682
Unrealized gain on cashflow hedges, net of tax expense of $52	-	-	-	-	-	26	-	26
Other comprehensive income	-	-	-	-	-	11,135	63,852	74,987
Cash dividend declared, $0.56 per share	-	-	-	-	-	-	(20,616)	(20,616)
Acquisition of treasury stock	-	-	(241,270)	(6,839)	-	-	-	(6,839)
Stock compensation	-	-	468,142	10,962	(1,122)	-	-	9,840
As of December 31, 2016	74,435,628	$7,444	(36,951,522)	$(1,096,744)	$409,805	$(46,456)	$1,507,057	$781,106
Net loss	-	-	-	-	-	-	(266,981)	(266,981)
Unrealized translation adjustments	-	-	-	-	-	2,506	-	2,506
Minimum pension liability adjustments, net of tax benefit of $2,301	-	-	-	-	-	(6,685)	-	(6,685)
Unrealized loss on cashflow hedges, net of tax benefit of $110	-	-	-	-	-	(378)	-	(378)
Other comprehensive income	-	-	-	-	-	(4,557)	(266,981)	(271,538)
Cash dividend declared, $0.56 per share	-	-	-	-	-	-	(20,767)	(20,767)
Stock compensation	-	-	140,156	2,931	3,182	-	-	6,113
As of December 31, 2017	74,435,628	$7,444	(36,811,366)	$(1,093,813)	$412,987	$(51,013)	$1,219,309	$494,914
* Revised in 2015 for the impact of the changes in accounting principle related to inventory accounting.

See notes to Consolidated Financial Statements.

ESSENDANT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net (loss) income	$(266,981)	$63,852	$(44,342)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	32,497	33,289	33,532
Amortization of intangible assets	10,805	12,238	15,143
Share-based compensation	7,295	10,202	7,895
(Gain) loss on the disposition of property, plant and equipment	(1,197)	(20,965)	1,959
Amortization of capitalized financing costs	1,433	681	875
Excess tax cost (benefit) related to share-based compensation	-	1,034	(479)
Impairment of goodwill	285,166	-	-
Change in contingent consideration	(4,457)	-	-
Loss on sale of equity investment	-	-	33
Asset impairment charge	-	-	155,603
Deferred income taxes	(8,900)	(10,624)	(23,162)
Pension settlement charge	-	12,510	-
Changes in operating assets and liabilities (net of acquisitions):
Decrease (increase) in accounts receivable, net	59,304	38,499	(9,986)
Decrease (increase) in inventory	55,751	47,148	(12,467)
Increase in other assets	(2,611)	(12,631)	(5,313)
Increase (decrease) in accounts payable	16,478	(47,262)	41,329
Increase in accrued liabilities	4,234	17,534	1,077
(Decrease) increase in other liabilities	(3,274)	(14,563)	1,037
Net cash provided by operating activities	185,543	130,942	162,734
Cash Flows From Investing Activities:
Capital expenditures	(38,579)	(37,709)	(28,325)
Proceeds from the disposition of property, plant and equipment	124	33,940	153
Proceeds from the disposition of a subsidiary	-	-	146
Acquisitions, net of cash acquired	-	-	(40,515)
Sale of equity investment	-	-	612
Net cash used in investing activities	(38,455)	(3,769)	(67,929)
Cash Flows From Financing Activities:
Net borrowings (repayments) under revolving credit facility	20,872	(108,052)	4,577
Borrowings under Term loan	77,600	-	-
Repayments under Term loan	(4,554)	-	-
Net repayments under Securitization program	(200,000)	-	-
Net (disbursements) proceeds from share-based compensation arrangements	(1,320)	554	(770)
Acquisition of treasury stock, at cost	-	(6,839)	(68,055)
Payment of cash dividends	(20,726)	(20,487)	(21,185)
Excess tax (cost) benefits related to share-based compensation	-	(1,034)	479
Payment of debt issuance costs	(6,330)	(106)	(36)
Contingent consideration	(5,543)	-	-
Net cash used in financing activities	(140,001)	(135,964)	(84,990)
Effect of exchange rate changes on cash and cash equivalents	386	137	(644)
Net change in cash and cash equivalents	7,473	(8,654)	9,171
Cash and cash equivalents, beginning of period	21,329	29,983	20,812
Cash and cash equivalents, end of period	$28,802	$21,329	$29,983

Cash Paid During the Year For:
Interest	23,735	22,901	19,275
Income tax payments, net	24,342	32,151	76,330

See notes to Consolidated Financial Statements.

ESSENDANT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements represent Essendant Inc. (“ESND”) with its wholly owned subsidiary Essendant Co. (“ECO”), and ECO’s subsidiaries (collectively, “Essendant” or the “Company”). The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of ESND and its subsidiaries. The Company operates in a single reportable segment as a leading national distributor of workplace items, with net sales of approximately $5.0 billion for the year ended December 31, 2017. The Company provides access to approximately 170,000 items. These items include a broad spectrum of janitorial, foodservice and breakroom supplies, technology products, traditional office products, industrial supplies, cut sheet paper products, automotive products and office furniture. The Company sells its products through a distribution network of 70 distribution centers to its approximately 29,000 reseller customers, who in turn sell directly to end-consumers. The Company’s customers include resellers in the independent reseller channel, including: office and workplace dealers, facilities and maintenance resellers, technology, military, automotive aftermarket, healthcare, other vertical suppliers and industrial resellers; the national reseller channel; and the e-commerce channel.

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

Customer Rebates

Customer rebates and discounts are common practice in the business products industry and have a significant impact on the Company’s overall sales and gross margin. Customer rebates include volume rebates, sales growth incentives, advertising allowances, participation in promotions and other miscellaneous discount programs. These rebates are paid to customers monthly, quarterly and/or annually. Such rebates are reported in the Consolidated Financial Statements as a reduction of sales. Prepaid customer rebates were $40.7 million and $47.9 million as of December 31, 2017 and 2016, respectively, and are included as a component of “Other current assets” and “Other assets”. Accrued customer rebates were $49.2 million and $65.3 million as of December 31, 2017 and 2016, respectively, and are included as a component of “Accrued liabilities” in the Consolidated Balance Sheets.

Share-Based Compensation

At December 31, 2017, the Company had two active share-based employee compensation plans covering key associates and/or non-employee directors of the Company. See Note 5 - “Share-Based Compensation” to the Consolidated Financial Statements for more information.

Cash Equivalents

Under the Company’s cash management system, the Company utilizes available borrowings, on an as-needed basis, to fund the clearing of checks as they are presented for payment. As of December 31, 2017, and 2016, outstanding checks totaling $35.6 million and $34.3 million, respectively, were included in “Accounts payable” in the Consolidated Balance Sheets.

Accounts Receivable

In the normal course of business, the Company extends credit to customers. Accounts receivable, as shown in the Consolidated Balance Sheets, include such trade accounts receivable and are net of allowances for doubtful accounts and anticipated discounts. Management estimates an allowance for doubtful accounts, which addresses the collectability of trade accounts receivable. This allowance adjusts gross trade accounts receivable downward to its estimated collectible or net realizable value. To determine the allowance for doubtful accounts, management reviews specific customer risks and the Company’s trade accounts receivable aging. Uncollectible trade receivable balances are written off against the allowance for doubtful accounts when it is determined that the trade receivable balance is uncollectible. The allowance for doubtful accounts totaled $17.1 million and $18.2 million as of December 31, 2017 and 2016, respectively.

Supplier Allowances

Supplier allowances (fixed or variable) are common practice in the business products industry and have a significant impact on the Company’s overall gross margin. Receivables related to supplier allowances totaled $90.8 million and $86.9 million as of December 31, 2017 and 2016, respectively. These receivables are included in “Accounts receivable” in the Consolidated Balance Sheets.

The majority of the Company’s annual supplier allowances and incentives are variable, based solely on the volume and mix of the Company’s product purchases from suppliers. These allowances are recorded based on the Company’s annual inventory purchase volumes and product mix and are included in the Company’s Consolidated Financial Statements as a reduction to cost of goods sold, thereby reflecting the net inventory purchase cost. The remaining portion of the Company’s annual supplier allowances and incentives are fixed and are earned based primarily on supplier participation in specific Company advertising and marketing publications. Fixed allowances and incentives are recognized in income through cost of goods sold as inventory is sold. Supplier allowances and incentives attributable to unsold inventory are carried as a component of net inventory cost.

Inventories

Approximately 98.0% and 98.3% of total inventory as of December 31, 2017 and December 31, 2016, respectively, has been valued under the Last-In-First-Out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation. Inventory valued under the LIFO accounting method is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of First-In-First-Out (“FIFO”) cost or market, inventory would have been $159.3 million and $147.9 million higher than reported as of December 31, 2017 and December 31, 2016, respectively.

The change in the LIFO reserve in 2017 included LIFO liquidations. These decrements resulted in liquidation of LIFO inventory quantities carried at lower costs in prior years compared with the cost of current year purchases. This liquidation resulted in LIFO income of $1.7 million, which was more than offset by LIFO expense of $13.1 million related to current inflation, for an overall net increase in cost of sales of $11.4 million. LIFO liquidations occur when there are decrements of LIFO inventory quantities carried at lower costs in prior years compared with the cost of current year purchases.

The change in the LIFO reserve in 2016 included LIFO liquidations. This liquidation resulted in LIFO income of $0.8 million which was more than offset by LIFO expense of $2.4 million related to current inflation for an overall net increase in cost of sales of $1.6 million.

The change in the LIFO reserve in 2015 included LIFO liquidations. This liquidation resulted in LIFO income of $1.1 million which was more than offset by LIFO expense of $7.8 million related to current inflation for an overall net increase in cost of sales of $6.7 million.

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

Software Capitalization

The Company capitalizes internal use software development costs following the preliminary project stage completion, when the project completion and usage of resulting software is probable. Amortization is recorded on a straight-line basis over the estimated useful life of the software, generally not to exceed ten years. Capitalized software amortization was $9.0 million, $8.8 million and $8.5 million in the years ended December 31, 2017, 2016 and 2015, respectively. Capitalized software is included in “Property, plant and equipment” on the Consolidated Balance Sheets. The total net capitalized software development costs are as follows (in thousands):

	As of December 31,
	2017	2016
Capitalized software development costs	$101,081	$97,010
Accumulated amortization	(76,754)	(71,617)
Net capitalized software development costs	$24,327	$25,393

Goodwill and Intangible Assets

As of December 31, 2017 and 2016, the Company’s Consolidated Balance Sheets reflected $13.2 million and $297.9 million of goodwill, and $73.4 million and $83.7 million in net intangible assets, respectively. See Note 6 - “Goodwill and Intangible Assets” to the consolidated financial statements for more information.

Insured Loss Liability Estimates

The Company is primarily responsible for retained liabilities related to workers’ compensation, vehicle, and certain employee health benefits. The Company records expenses for paid and open claims and an expense for claims incurred but not reported based upon historical trends and certain assumptions about future events. In addition, the Company has a per-occurrence maximum on worker’s compensation and auto claims.

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

The Company also recognizes leasehold improvements associated with the “build-out” allowances and amortizes these improvements over the shorter of the term of the lease or the expected life of the respective improvements. The Company accounts for rent escalation and rent holidays as deferred rent at the time of possession and amortizes this deferred rent on a straight-line basis over the term of the lease. As of December 31, 2017, any capital leases to which the Company is a party were immaterial to the Company’s financial statements.

Pension Obligations

Calculating the Company’s obligations and expenses related to its union and non-union pension obligation requires selection and use of certain actuarial assumptions. Actuarial assumptions include discount rates, expected long-term rates of return on plan assets, and life expectancy of plan participants. To select the appropriate actuarial assumptions, management relies on current market conditions and historical information. Pension expense, exclusive of settlement and remeasurement expenses, was $4.2 million for 2017, compared to $5.1 million and $5.4 million in 2016 and 2015, respectively. In 2016, as a result of a lump sum offer, a settlement and remeasurement of the Essendant Pension Plan was performed and resulted in a settlement loss of $12.5 million, for an aggregate pension expense of $17.6 million. Refer to Note 13 – “Pension Plans and Defined Contribution Plan” for further detail.

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable (net), foreign exchange hedge assets, accounts payable, debt, and long-term interest swap liability, approximates their net carrying values.

The fair value of the foreign exchange hedge is estimated based upon quoted market rates and the fair value of the interest rate swap is estimated based upon the amount that the Company would receive or pay to terminate the agreements as of December 31 of each year. See Note 17 - “Fair Value Measurements”, for further information.

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

In December 2017, the Company entered into a $100 million interest rate swap to convert a portion of the Company’s floating-rate debt to a fixed-rate basis. The Company’s interest rate swap is classified as a cash flow hedge in accordance with accounting guidance on derivative instruments and hedging activities as it is hedging the variability of cash flow to be paid by the Company. Fair value is determined by using quoted market forward rates (level 2 inputs) and reflect the present value of the amount that the Company would pay for contracts involving the same notional amounts and maturity dates. The changes in fair value of this instrument are reported in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in interest expense in the same periods during which the related interest payments on the hedged debt affect earnings. This swap matures in December 2022. Approximately 28% of the Company’s outstanding variable debt as of December 31, 2017 is fixed with the issuance of the $100 million interest rate swap.

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

The Company formally assesses, at both the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. If it is determined that a derivative is not highly effective as a hedge, then hedge accounting would be discontinued prospectively in accordance with accounting guidance on derivative instruments and hedging activities.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the accounting guidance for income taxes. The Company estimates actual current tax expense and assesses temporary differences that exist due to differing treatments of items for tax and financial statement purposes. These temporary differences result in the recognition of deferred tax assets and liabilities. Historically, a provision has not been made for deferred U.S. income taxes on the undistributed earnings in all but two of the Company’s foreign subsidiaries as these earnings have historically been permanently invested. A liability was previously recorded in purchase accounting for the undistributed earnings of the subsidiary as of the date of the acquisition.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act requires companies to pay a one-time transition tax on certain foreign sourced earnings. At December 31, 2017, while the Company has not completed the accounting for the tax effects of enactment of the Act, the Company has made a reasonable estimate of the effects of the one-time transition tax. As such the Company recognized a provisional amount of $1.9 million which is included as a component of income tax expense from continuing operations. The provisional amount covered estimated, accumulated post-1986 deferred foreign income of $31.5 million and was net of reduced foreign tax credits and tax liabilities previously recorded in purchase accounting at prior acquisition dates. Notwithstanding the recordation of the impact of the transition tax, the Company remains permanently invested in the subsidiaries in foreign jurisdictions. Essendant will continue to monitor the foreign and domestic capital and liquidity needs in the future to determine if changes are required.

The 2017 Act also lowered the statutory corporate tax rate from 35% to 21%. This resulted in the remeasurement of the Company’s federal net deferred tax assets and the recordation of a reasonable provisional estimate of additional tax expense of $0.7 million.

As the Company completes the analysis of the 2017 Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, Essendant may make adjustments to the provisional amounts. Those adjustments may materially impact the provision for income taxes in the period in which the adjustments are made.

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

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the local currency. Assets and liabilities of these operations are translated into U.S. currency at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in other comprehensive income or (loss) in the Consolidated Statements of Comprehensive Income as a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. Realized gains and losses from foreign currency transactions included a $11.1 million loss related to the sale of the Mexican subsidiary in 2015.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under the new guidance, when equity awards vest or are settled, companies are required to record excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement instead of in additional paid-in capital. Furthermore, excess tax benefits are presented as an operating activity on the statement of cash flows rather than as a financing activity. On January 1, 2017, the Company adopted this standard which resulted in $1.3 million of incremental tax expense for the year, net of the effects of tax reform, due to excess tax deficiencies of vested or settled awards. Furthermore, the adoption of the standard by the Company resulted in changes in the calculation of the effect of dilutive securities for purposes of calculating diluted net income per share, which was immaterial in the period and Condensed Consolidated Statement of Cash Flows presentation changes. The Company has elected to apply guidance concerning cash flow presentation on a prospective basis and to continue to estimate the number of awards expected to be forfeited.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step of the two-step goodwill impairment test. Specifically, the standard requires an entity to perform its interim or annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized could not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. The Company early adopted the standard in the quarter ended March 31, 2017 when an interim impairment test was conducted as further discussed in Note 6 – “Goodwill and Intangible Assets”.

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

Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company will adopt the standard using the modified retrospective approach, which will require the Company to recognize the cumulative effect of initial adoption of the standard for all contracts as of, and new contracts after, the date of initial application on January 1, 2018.

Based on the Company’s completed assessment and detailed review of the revenue transactions of the organization with its customers, the impact of the application of the new standard is expected to be immaterial upon adoption with an insignificant cumulative effect adjustment recorded to retained earnings on January 1, 2018. The Company expects revenue recognition related to the processing, fulfillment and shipment of various warehoused goods to remain substantially unchanged. The Company also expects disclosure changes which will be included beginning in 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that requires lessees to recognize right-of-use assets and lease liabilities for all leases other than those that meet the definition of short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which these assets and liabilities are not recognized and lease payments are generally recognized over the lease term on a straight-line basis. This standard will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period, and early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements, but expects the impact to the Company’s consolidated balance sheet to be significant.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update provides guidance concerning the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and expands the ability to apply hedge accounting to financial and nonfinancial risk components. Additionally, the standard eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The amendments in the standard are effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard addresses the “stranded” tax effects resulting from the 2017 Tax Act in accumulated other comprehensive income.  The effect of changes in tax laws or rates included in income from continuing operations are unaffected. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted.  Disclosures are required in the period of adoption. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

3. Change in Accounting Principles

Change in Method of Accounting for Inventory Valuation

In 2015, the Company changed its method of inventory costing for certain inventory in its Office and Facilities operating segment to the LIFO method from the FIFO accounting method. Prior to the change, the Office and Facilities operating segment was comprised of two separate legal entities that each utilized different methods of inventory costing: LIFO for inventories comprised mainly of office product and breakroom categories and FIFO for inventories consisting of the janitorial product category. The LIFO method is preferable because i) the Company was executing an initiative to combine the office products and janitorial categories onto a single information technology and operating platform, ii) it allows for consistency in financial reporting (all domestic inventories are on LIFO), and iii) it allows for better matching of costs and revenues as historical inflationary inventory acquisition prices are expected to continue in the future and the LIFO method uses the current acquisition cost to value cost of goods sold. The change was reported through retrospective application of the new accounting policy to all periods presented. The impact of the change in the method of inventory costing for certain inventory in 2015 was a $4.2 million decrease to cost of goods sold, $2.3 million increase to net income, and $0.06 increase in basic and diluted EPS.

4. Acquisitions & Dispositions

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

Nestor contributed $69.0 million and $64.9 million to the Company’s 2017 and 2016 net sales, respectively. Had the Nestor acquisition been completed as of the beginning of 2015, the Company’s unaudited pro forma net sales and net income for the twelve-month periods ended December 31, 2015 would not have been materially impacted.

The final allocation of the purchase price was as follows (amounts in thousands):

Purchase price, net of cash acquired	$39,983

Accounts receivable	(9,230)
Inventories	(12,067)
Other current assets	(339)
Property, plant and equipment, net	(1,251)
Other assets	(752)
Intangible assets	(16,930)
Total assets acquired	(40,569)

Accounts payable	4,992
Accrued liabilities	1,943
Deferred income taxes	3,287
Other long-term liabilities	76
Total liabilities assumed	10,298
Goodwill	$9,712

The purchased identifiable intangible assets were as follows (amounts in thousands):

	Total	Estimated Life
Customer lists	$15,570	13 years
Trademark	1,360	2.5-15 years
Total	$16,930

Disposition of Azerty de Mexico

In September 2015, the Company completed the 100% stock-sale of its subsidiary, Azerty de Mexico, to the local general manager. The sale price was a combination of cash and a seller’s note, totaling $8.7 million. Final payment on the seller’s note was received in 2016. When the decision to sell the subsidiary was approved, in accordance with ASC 360-10-45-9 Property, Plant, and Equipment, Azerty de Mexico met all of the criteria to be classified as a held-for-sale asset disposal group. In accordance with ASC 350-20-40, Intangibles – Goodwill and Other, the Company allocated a proportionate share of the goodwill balance from the Office and Facilities reporting unit based on the subsidiary’s relative fair value to the reporting unit and performed an impairment test for the allocated goodwill utilizing the cost approach to value the subsidiary. Based upon the impairment test, the $3.3 million of goodwill allocated to the subsidiary was determined to be fully impaired. Additionally, in conjunction with classifying the subsidiary as a held-for-sale asset disposal group, the Company revalued the subsidiary to fair value using the cost-approach method less the estimated cost to sell. The carrying value of the disposal group, including a $10.1 million cumulative foreign currency translation adjustment, was then compared to the fair value less the estimated cost to sell, resulting in a pre-tax impairment loss of $10.1 million. The goodwill impairment of $3.3 million, the held-for-sale impairment of $10.1 million, and the additional costs to sell of $3.6 million were recorded in 2015 within “warehousing, marketing and administrative expenses.” The loss recorded upon the disposition of Azerty de Mexico was $1.5 million. The pre-tax loss, excluding the foreign currency translation adjustment noted above, attributable to Azerty de Mexico was $5.2 million for the year ended December 31, 2015.

5. Share-Based Compensation

Overview

As of December 31, 2017, the Company has two active equity compensation plans. A description of these plans is as follows:

Nonemployee Directors’ Deferred Stock Compensation Plan

Pursuant to the Essendant Inc. Nonemployee Directors’ Deferred Stock Compensation Plan, non-employee directors may defer receipt of all or a portion of their retainer and meeting fees. Fees deferred are credited quarterly to each participating director in the form of stock units, based on the fair market value of the Company’s common stock on the quarterly deferral date. Each stock unit account generally is distributed and settled in whole shares of the Company’s common stock on a one-for-one basis, with a cash-out of any fractional stock unit interests, after the participant ceases to serve as a Company director. For the year ended December 31, 2017, the Company did not record any compensation expense related to this plan, and each of the years ended December 31, 2016 and 2015, the Company recorded compensation expense of $0.1 million. As of December 31, 2017, 2016 and 2015 the accumulated number of stock units outstanding under this plan was 36,379, 40,189, and 41,051, respectively.

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

Accounting For Share-Based Compensation

The following table summarizes the share-based compensation expense (in thousands):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Pre-tax expense	$7,295	$10,202	$7,895
Tax effect	(2,838)	(3,846)	(3,000)
After tax expense	$4,457	$6,356	$4,895
Denominator:
Denominator for basic shares—Weighted average shares	36,729	36,580	37,457
Denominator for diluted shares—Adjusted weighted average shares and the effect of dilutive securities	36,729	36,918	37,457
Net expense per share:
Net expense per share—basic	$0.12	$0.17	$0.13
Net expense per share—diluted	$0.12	$0.17	$0.13

In 2017, no options were exercised and there was no value for outstanding or exercisable options as the Company’s stock price per share declined below the exercise prices. The following tables summarize the intrinsic value of options outstanding, exercisable, and exercised for the years ended December 31, 2016 and 2015 (in thousands):

	As of December 31,		Year ended December 31,
	Outstanding	Exercisable	Exercised
2016	$-	$-	$535
2015	1,253	1,253	902

The following tables summarize the intrinsic value of restricted shares outstanding and vested for the applicable periods listed below (in thousands):

	As of December 31,	Year ended December 31,
	Outstanding	Vested
2017	$12,165	$4,439
2016	29,056	4,705
2015	34,981	8,159

The aggregate intrinsic values summarized in the tables above are based on the closing stock price per share for the Company’s common stock on the last day of trading in each year which was $9.27, $20.90, and $32.51 per share for the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, the aggregate intrinsic value of options exercisable does not include the value of options for which the exercise price exceeds the stock price as of the last day of trading in each year.

Stock Options

In 2017 and 2016, there were no stock options granted and therefore, at December 31, 2017, there was no unrecognized compensation cost related to stock option awards granted.

The following table summarizes the transactions, excluding restricted stock, under the Company’s equity compensation plans for the last three years:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2017	Price	2016	Price	2015	Price
Options outstanding—January 1	229,533	$36.42	448,687	$33.31	727,378	$33.81
Granted	-	-	-	-	-	-
Exercised	-	-	(82,228)	24.94	(77,918)	24.11
Cancelled	-	-	(35,988)	38.69	(200,773)	38.71
Expired	(74,807)	31.14	(100,938)	31.13	-	-
Options outstanding—December 31	154,726	$38.97	229,533	$36.42	448,687	$33.31
Number of options exercisable	154,726	$38.97	229,533	$36.42	195,402	$26.11

The following table summarizes proceeds related to option exercises and related tax benefits for the years ended December 31, 2016 and 2015 (in thousands). In 2017, there were no options exercised.

	Years Ended December 31,
	2016	2015
Proceeds from options exercised	$2,097	$1,939
Tax Benefit	199	340

The following table summarizes outstanding and exercisable options granted under the Company’s equity compensation plans as of December 31, 2017:

		Remaining
		Contractual
Exercise Prices	Outstanding	Life (Years)	Exercisable
35.01-40.00	149,188	4.4	149,188
45.01-50.00	5,538	6.0	5,538
Total	154,726		154,726

Restricted Stock and Restricted Stock Units

The Company granted 351,762 shares of restricted stock and 271,445 restricted stock units (“RSUs”) during 2017. During 2016, the Company granted 554,491 shares of restricted stock and 276,110 RSUs. During 2015, the Company granted 462,697 shares of restricted stock and 162,092 RSUs. The majority of the RSUs granted in 2017, 2016 and 2015 vest in 2020, 2019 and 2018, respectively. The 2017 RSUs vest to the extent earned based on the Company’s adjusted earnings before income taxes and free cash flow against target goals. The 2016 and 2015 RSUs vest to the extent earned based on the Company’s cumulative net income and cumulative working capital efficiency against target goals. Certain grants made in 2016 include total shareholder return (“TSR”) as a metric for vesting as well. The performance-based RSUs granted in 2017, 2016, and 2015 have a minimum and maximum payout of 0% to 200% of target, with the 2017 grants being subject to a TSR modifier which is not a component of vesting. Included in the 2017, 2016, and 2015 grants were 57,641, 383,196, and 333,268 shares of restricted stock and RSUs granted to employees who were not executive officers, as of December 31, 2017, 2016 and 2015, respectively. In addition, there were 150,361, 55,120, and 30,778 shares of restricted stock and RSUs granted to non-employee directors during the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, there were also 415,205, 392,285, and 260,743 shares of restricted stock and RSUs granted to executive officers, respectively. The restricted stock granted to executive officers vests in annual increments over three years, provided that the officer is still employed as of the anniversary date of the grant and the Company’s cumulative diluted adjusted earnings per share for the four calendar quarters immediately preceding the vesting date exceed the minimum as defined in the officers’ restricted stock agreement. As of December 31, 2017, there was $8.6 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs granted. The cost is expected to be recognized over a weighted-average period of 1.5 years. The following table summarizes restricted stock and RSU transactions for the last three years.

		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted Stock and RSUs	2017	Fair Value	2016	Fair Value	2015	Fair Value
Nonvested—January 1	1,390,242	$28.88	1,076,000	$36.13	1,089,374	$31.23
Granted	623,207	13.29	830,601	24.34	624,789	36.79
Vested	(307,517)	30.67	(196,394)	37.32	(212,537)	33.94
Cancelled	(393,665)	25.07	(319,965)	36.31	(425,626)	34.58
Nonvested—December 31	1,312,267	$22.03	1,390,242	$28.88	1,076,000	$36.13

6. Goodwill and Intangible Assets

The Company tests goodwill for impairment annually as of October 1, and whenever triggering events or circumstances, such as macroeconomic conditions, market considerations, overall financial performance or a sustained decrease in share price, among others, indicates that an impairment may have occurred. When a triggering event is identified, an assessment of whether an impairment has occurred is performed that requires a comparison of the carrying value of the net assets of the reporting unit to the fair value of the respective reporting unit.

Twice in the year ended December 31, 2017, as a result of sales, earnings, share price and sustained market capitalization declines compared to book value, the Company determined that triggering events had occurred for all of its reporting units, requiring interim impairment tests of goodwill in each of the Company’s reporting units. As a result of these impairment tests, the Company determined that the carrying value of net assets for three of the four reporting units of the Company exceeded its fair value. In accordance with the provisions of ASU 2017-04 (refer to Note 2 – “Summary of Significant Accounting Policies”) the Company recognized a cumulative, aggregate goodwill impairment charge of $285.2 million based on the balances of goodwill in the impacted reporting units and the difference between the carrying value of net assets and fair value, which was calculated based on the combination of comparable public company trading multiples, merger and acquisitions (“M&A”) transactions of comparable businesses and forecasted future discounted cash flows. Impairment losses are reported in warehousing, marketing, and administrative expenses on the Company’s Consolidated Statement of Operations.

During the 2016 annual impairment test, conducted as of October 1, 2016, the Company concluded that the goodwill and intangibles of all the Company’s four reporting units were not impaired.

As of December 31, 2017 and 2016, the Company’s Consolidated Balance Sheets reflected $13.2 million and $297.9 million of goodwill, respectively.

	December 31, 2016	For the year ended December 31, 2017	For the year ended December 31, 2017	December 31, 2017
	Goodwill balance	Impairment	Currency translation adjustment	Goodwill balance
Office & Facilities	$224,683	$(224,683)	$-	$-
Industrial	13,067	-	86	13,153
Automotive	45,234	(45,561)	327	-
CPO	14,922	(14,922)	-	-
	$297,906	$(285,166)	$413	$13,153

Acquired intangible assets are initially recorded at their fair market values determined based on quoted market prices in active markets, if available, or recognized valuation models. The Company’s intangible assets have finite useful lives and are amortized on a straight-line basis over their useful lives. As a result of the indicators discussed above, during 2017, the Company identified a triggering event for certain long-lived asset groups within all of the reporting units, requiring an assessment of whether the long-lived asset groups were impaired. The Company completed its test for recoverability of these asset groups utilizing certain cash-flow projections and determined that the undiscounted cash flows related to these asset groups over the estimated remaining useful lives exceeded their book value, and therefore, no additional assessment of the asset groups’ fair value compared to carrying value was required.

Net intangible assets consist primarily of customer lists, trademarks, and non-compete agreements purchased as part of acquisitions. As of December 31, 2017, and 2016, the Company’s Consolidated Balance Sheets reflected $73.4 million and $83.7 million in net intangible assets, respectively. The Company has no intention to renew or extend the terms of acquired intangible assets and accordingly, did not incur any related costs during 2017 or 2016. All of the Company’s intangible assets are subject to amortization, which totaled $10.8 million, $12.2 million, and $15.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table summarizes the intangible assets of the Company by major class of intangible assets and the cost, accumulated amortization, net carrying amount, and weighted average life (in thousands):

	December 31, 2017				December 31, 2016
				Weighted				Weighted
				Average				Average
	Gross		Net	Useful	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	(years)	Amount	Amortization	Amount	(years)
Intangible assets subject to amortization
Customer lists and other intangibles	$138,110	$(72,192)	$65,918	16	$137,452	$(62,235)	$75,217	16
Non-compete agreements	4,659	(4,260)	399	4	4,649	(4,260)	389	4
Trademarks	13,766	(6,642)	7,124	14	13,704	(5,620)	8,084	14
Total	$156,535	$(83,094)	$73,441		$155,805	$(72,115)	$83,690

The following table summarizes the amortization expense expected to be incurred over the next five years on intangible assets (in thousands):

Year	Amounts
2018	$8,083
2019	6,966
2020	6,962
2021	6,962
2022	6,909

7. Severance and Restructuring Charges

In 2015, the Company commenced two restructuring actions that included workforce reductions, facility closures and actions to reduce costs through management delayering in order to achieve broader functional alignment of the organization. The charges associated with these actions were included in “warehousing, marketing and administrative expenses”. These actions were substantially completed in 2016. No expenses have been recorded in the year ended December 31, 2017.

The expenses, cash flows, and accrued liabilities associated with the restructuring actions described above are noted in the following table (in thousands):

	(Benefit) Expense		Cash flow			Accrued Liabilities
	For the years ended December 31,		For the years ended December 31,			As of December 31,
	2016	2015	2017	2016	2015	2017	2016
Fourth Quarter 2015 Action
Workforce reduction	$(700)	$11,863	$507	$8,954	$785	$917	$1,424

First quarter 2015 Actions
Workforce reduction	$(510)	$5,467	$94	$539	$3,660	$664	$758
Facility closure	254	1,245	-	686	813	-	-
Total	$(256)	$6,712	$94	$1,225	$4,473	$664	$758

The Company has launched a restructuring program that will commence in the first quarter of 2018 and span to mid-2020. It includes facility consolidations totaling an anticipated $23 million to $28 million and workforce reductions totaling an anticipated $7 million to $12 million, or in aggregate an estimated cash cost of $30 million to $40 million over the restructuring period, which will be included in operating expenses.

Product assortment refinements are also planned with a non-cash charge related to these refinements is expected in the first quarter of 2018 and estimated in the range of $42 million to $48 million that will be reflected as additional cost of goods sold.

8. Accumulated Other Comprehensive (Loss) Income

The change in Accumulated Other Comprehensive (Loss) Income (“AOCI”) by component, net of tax, for the year ended December 31, 2017 is as follows:

(amounts in thousands)	Foreign Currency Translation	Cash Flow Hedges	Minimum Pension Liability	Total
AOCI, balance as of December 31, 2016	$(8,439)	$172	$(38,189)	$(46,456)
Other comprehensive (loss) income before reclassifications	2,506	(622)	(10,059)	(8,175)
Amounts reclassified from AOCI	-	244	3,374	3,618
Net other comprehensive income (loss)	2,506	(378)	(6,685)	(4,557)
AOCI, balance as of December 31, 2017	$(5,933)	$(206)	$(44,874)	$(51,013)

The following table details the amounts reclassified out of AOCI into the income statement during the twelve-month period ending December 31, 2017 (in thousands):

	Amount Reclassified From AOCI
	For the Twelve Months
	Ended December 31,	Affected Line Item In The Statement
Details About AOCI Components	2017	Where Net Income is Presented
Realized and unrealized gains (losses) on cash flow hedges
Gain on interest rate swap, before tax	$236	Interest expense, net
Gain on foreign exchange hedges, before tax	92	Cost of goods sold
Tax benefit	(84)	Tax provision
	$244	Net of tax

Minimum pension plan liability
Amortization of prior service cost and unrecognized loss	$4,536	Warehousing, marketing and administrative expenses
Tax benefit	(1,162)	Tax provision
	3,374	Net of tax
Total reclassifications for the period, net of tax	$3,618

9. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock and deferred stock units may be considered dilutive securities. Stock options to purchase 0.2 million, 0.2 million, and 0.3 million shares of common stock were outstanding at December 31, 2017, 2016, and 2015, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. An additional 0.2 and  0.4 million shares of common stock outstanding at December 31, 2017 and December 31, 2015, respectively, were excluded from the computation of diluted earnings per share due to the net loss. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net (loss) income	$(266,981)	$63,852	$(44,342)
Denominator:
Denominator for basic earnings per share -
weighted average shares	36,729	36,580	37,457
Effect of dilutive securities:
Employee stock options and restricted stock (1)	-	338	-
Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive
securities	36,729	36,918	37,457
Net (loss) income per share:
Net (loss) income per share - basic	$(7.27)	$1.75	$(1.18)
Net (loss) income per share - diluted (2)	$(7.27)	$1.73	$(1.18)
(1)

The effect of dilutive securities for employee stock options and restricted stock in the year ended December 31, 2017 was affected by the adoption of ASU 2016-09 at the beginning of 2017. In accordance with the standard, the effect of dilutive securities in the calculation of diluted net income per share was applied prospectively and results for the years ended December 31, 2016 and 2015 have not been revised.

(2)

As a result of the net loss in the years ended December 31, 2017 and 2015, the effect of potentially dilutive securities would have been anti-dilutive and have been omitted from the calculation of diluted earnings per share, consistent with GAAP.

Common Stock Repurchases

In 2017 the Company did not repurchase any shares of its common stock. In 2016 and 2015, the Company repurchased 241,270 and 1,822,227 shares of ESND’s common stock at an aggregate cost of $6.8 million and $67.4 million, respectively. Depending on market and business conditions and other factors, the Company may continue or suspend purchasing its common stock at any time without notice. Acquired shares are included in the issued shares of the Company and treasury stock, but are not included in average shares outstanding when calculating earnings per share data. As of December 31, 2017 the Company had $68.2 million remaining on its current Board authorization to repurchase ESND common stock.

During 2017, 2016 and 2015, the Company reissued 140,156, 468,142, and 362,874 shares, respectively, of treasury stock to fulfill its obligations under its equity incentive plans.

10. Segment Information

Management defines operating segments as individual operations that the Chief Operating Decision Maker (“CODM”) (in the Company’s case, the Chief Executive Officer) reviews for the purpose of assessing performance and allocating resources. When evaluating operating segments, management considers whether:

•	The operating segment engages in business activities from which it may earn revenues and incur expenses;
•	The operating results of the operating segment are regularly reviewed by the enterprise’s CODM;
•	Discrete financial information is available about the operating segment; and
•	Other factors are present, such as management structure, presentation of information to the Board of Directors and the nature of the business activity of each operating segment.

Based on the factors referenced above, management has determined that the Company has four operating segments, Office and Facilities, Industrial, Automotive and CPO. Office and Facilities includes operations in the United States and included operations in Mexico conducted through a subsidiary that was sold in 2015. Industrial includes operations in the United States, Canada and Dubai, UAE. The Automotive operating segment includes operations in the United States and Canada, while CPO operates solely in the United States. For the years ended December 31, 2017, 2016 and 2015, the Company’s net sales from its foreign operations totaled $82.7 million, $69.4 million and $121.9 million, respectively. As of December 31, 2017 and 2016, long-lived assets of the Company’s foreign operations totaled $13.9 million and $30.9 million, respectively.

Management has also concluded that three of the Company’s operating segments (Office and Facilities, Industrial, and Automotive) meet all of the aggregation criteria required by the accounting guidance. Such determination is based on company-wide similarities in (1) the nature of products and/or services provided, (2) customers served, (3) production processes and/or distribution methods used, (4) economic characteristics including earnings before interest and taxes as a percentage of net sales, and (5) regulatory environment. CPO does not meet the materiality thresholds for reporting of individual segments and was combined with the other operating segments.

The Company’s product offerings may be divided into the following primary categories: (1) janitorial and sanitation supplies, breakroom items, foodservice consumables, safety and security items and paper and packaging supplies; (2) technology products such as computer accessories and computer hardware items such as printers and other peripherals, imaging supplies and data storage; (3) traditional office products, including writing instruments, business machines, filing and record storage products, presentation products, shipping and mailing supplies, calendars and general office accessories; (4) industrial supplies, including various MRO (maintenance, repair and operations) items, hand and power tools, safety and security supplies, janitorial equipment, oil field and welding supplies; (5) cut sheet paper products, including copy paper; (6) automotive products, such as aftermarket tools and equipment; and (7) office furniture, including desks, filing and storage solutions, seating and systems furniture and a variety of specialized products for niche markets.

The following table shows net sales by product category for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31
	2017	2016 (1)	2015 (1)
Janitorial, foodservice and breakroom supplies (JanSan)	$1,324,051	$1,453,425	$1,475,379
Technology products	1,216,103	1,348,404	1,356,342
Traditional office products	745,719	830,856	841,654
Industrial supplies	589,857	562,485	588,578
Cut sheet paper	414,989	403,090	346,969
Automotive	324,060	316,546	279,966
Office furniture	268,484	299,180	321,295
Freight and other	154,064	155,036	152,863
Total net sales	$5,037,327	$5,369,022	$5,363,046
(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such changes include reclassification of specific products to different product categories and did not impact the Consolidated Statements of Operations.

Supplier, Customer, and Product Concentration:

In 2017, the Company’s largest supplier was Hewlett-Packard Company which represented approximately 19% of its total purchases compared to 20% and 14% of total purchases in the prior years ended December 31, 2016 and 2015, respectively. No other supplier accounted for more than 10% of the Company’s total purchases in any of the years presented. As of and for the year ended December 31, 2017, the Company had purchases of $14.2 million and payables of $0.1 million to a buying group in which the Company participates through its equity ownership compared to purchases of $18.1 million and payables of $0.7 million as of and for the year ended December 31, 2016.

The Company had one customer, W.B. Mason Co., Inc., which constituted approximately 12%, 11% and 12% of 2017, 2016 and 2015 consolidated net sales, respectively. No other single customer accounted for more than 10% of the Company’s consolidated net sales in any of the years presented. Further, no single customer accounted for more than 10% of consolidated accounts receivable as of the years ended December 31, 2017 and 2016.

No individual product from any product grouping represented 10% or more of the Company’s net sales in the years ended December 31, 2017, 2016 or 2015.

11. Debt

ESND is a holding company and, as a result, its primary sources of funds are cash generated from operating activities of its direct operating subsidiary, ECO, and from borrowings by ECO. The 2017 Credit Agreement (defined below) contains restrictions on the use of cash by ECO, ESND and subsidiaries.

On February 22, 2017, ESND, ECO, ECO’s material United States subsidiaries (ESND, ECO and the subsidiaries collectively referred to as the “Loan Parties”), JPMorgan Chase Bank, National Association, as Administrative Agent, and certain lenders entered into a Fifth Amended and Restated Revolving Credit Agreement (“2017 Credit Agreement”). The 2017 Credit Agreement amended and restated the Fourth Amended and Restated Five-Year Revolving Credit Agreement dated as of July 9, 2013 (as amended prior to February 22, 2017, the “2013 Credit Agreement”). Also on February 22, 2017, ESND, ECO and the holders of ECO’s 3.75% senior secured notes due January 15, 2021, (the “Notes”) entered into Amendment No. 4 to the Note Purchase Agreement (“Amendment No. 4”) dated as of November 25, 2013, (as amended the “2013 Note Purchase Agreement”). The 2017 Credit Agreement and Amendment No. 4 eliminated covenants in the 2013 Credit Agreement and the 2013 Note Purchase Agreement that prohibited the Company from exceeding a debt-to-EBITDA ratio of 3.5 to 1.0 (or 4.0 to 1.0 following certain permitted acquisitions) and restricted the Company’s ability to pay dividends and repurchase stock when the ratio was 3.0 to 1.0 or more. As a result, the Company is no longer subject to a debt-to-EBITDA ratio.

Proceeds from the 2017 Credit Facility were used to repay the balance of the Company’s prior receivables securitization program.

The 2017 Credit Agreement provides for a revolving credit facility (with an aggregate committed principal amount of $1.0 billion), a first-in-last-out (“FILO”) revolving credit facility (with an aggregate committed principal amount of $100 million), and a term loan (with an aggregate committed principal amount of $77.6 million). The 2017 Credit Agreement also provides for the issuance of letters of credit under the revolving facility, up to $50.0 million, plus an additional $165.0 million credit support for the Company’s obligations under the 2013 Note Purchase Agreement. Obligations of ECO under the 2017 Credit Agreement are guaranteed by the Loan Parties. ECO’s obligations under these agreements and the guarantors’ obligations under the guaranty are secured by liens on substantially all Company assets. Availability of revolving credit under the 2017 Credit Agreement is subject to a borrowing base comprised of certain percentages of tangible assets, less reserves as defined in the agreement.

Borrowings under the 2017 Credit Agreement bear interest at LIBOR for specified interest periods, at the Alternate Base Rate (as defined in the 2017 Credit Agreement) or, in the case of swingline loans only, at the REVLIBOR30 Rate (as defined in the 2017 Credit Agreement) plus, in each case, a margin determined based on the type of the borrowing and the Company’s average quarterly revolving availability, ranging from 0.25% to 2.50%. In addition, ECO is required to pay the lenders a commitment fee on the unutilized portion of the revolving and FILO commitments under the 2017 Credit Agreement at a rate per annum equal to 0.25%.  Letters of credit issued pursuant to the 2017 Credit Agreement incur fees based on the applicable margin rate for revolving LIBOR-based Loans, plus 0.125%. Interest on the Notes is payable semi-annually at a rate per annum equal to 3.75%. Applicable deferred financing fees associated with the transaction will be amortized over the life of the 2017 Credit Agreement.

The revolving and FILO credit facilities terminate and become due on February 22, 2022. The term loan is payable in monthly installments of $506,000, with any remaining balance due on February 22, 2022. The Notes are due January 15, 2021, but if ECO elects, or is required to prepay some or all of the Notes prior to January 15, 2021, ECO will be obligated to pay a make-whole amount calculated as set forth in the 2013 Note Purchase Agreement.

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

As of December 31, 2017, the overall weighted average effective borrowing rate, excluding the impact of commitment fees, of the Company’s debt was 3.5% and 50.4% of the Company’s outstanding debt, excluding capital leases and letter of credit fees, was priced at variable interest rates based primarily on the London InterBank Offered Rate (“LIBOR”). ECO has entered into an interest rate swap transaction to mitigate its floating rate risk on a portion of its total long-term debt. See Note 2, “Summary of Significant Accounting policies”, for further details on this swap transaction and associated accounting treatment.

Debt consisted of the following amounts (in millions):

	As of	As of
	December 31, 2017	December 31, 2016
2017 Credit Agreement
Term Loan	$73.1	$-
Revolving Credit Facility	181.3	-
FILO Facility	100.0	-
2013 Credit Agreement	-	260.4
2013 Note Purchase Agreement	150.0	150.0
Receivables Securitization Program	-	200.0
Capital Lease	-	0.1
Transaction Costs	(6.3)	(1.5)
Total	$498.1	$609.0

Debt maturities as of December 31, 2017, were as follows (in millions):

Year	Amount
2018	$6.1
2019	6.1
2020	6.1
2021	156.1
2022	330.0
Total	$504.4

12. Leases, Contractual Obligations and Contingencies

The Company has entered into non-cancelable long-term leases for certain property and equipment. Future minimum lease payments under operating leases in effect as of December 31, 2017, having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Operating
Year	Leases
2018	$57,547
2019	56,069
2020	46,110
2021	32,664
2022	26,627
Thereafter	90,476
Total required lease payments	$309,493

Operating lease expense was approximately $54.1 million, $51.0 million, and $48.4 million in 2017, 2016 and 2015, respectively.

Sale-Leaseback

In September 2016, the Company entered into an agreement for the sale and leaseback of a facility in City of Industry, CA. The agreement provided for the sale of the facility for a purchase price of $31.7 million and the subsequent leaseback over a two year period. The lease is classified as an operating lease. As a result, the Company recorded a gain of $20.5 million in “warehousing, marketing and administrative expenses.” A deferred gain of approximately $2.8 million that is being amortized into income over the term of the lease was also recorded. As of December 31, 2017, $1.0 million remained as deferred gain and was included as a component of “other current liabilities”. The cash proceeds from the sale were primarily used to pay down long-term debt.

13. Pension Plans and Defined Contribution Plan

Pension Plans

As of December 31, 2017, the Company has pension plans covering approximately 2,200 of its active associates. A non-contributory plan covering non-union associates provides pension benefits that are based on years of credited service and a percentage of annual compensation. In 2009, benefits were frozen in the plan covering non-union employees. A non-contributory plan covering union members generally provides benefits of stated amounts based on years of service. The Company funds the plans in accordance with all applicable laws and regulations. The Company uses December 31, as its measurement date to determine its pension obligations.

Change in Projected Benefit Obligation

The following table sets forth the plans’ changes in the Projected Benefit Obligation for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Benefit obligation at beginning of year	$182,253	$211,389
Service cost—benefit earned during the period	1,285	1,269
Interest cost on projected benefit obligation	7,448	8,073
Actuarial (gain) loss	21,150	4,547
Benefits paid	(6,917)	(2,952)
Settlements	-	(40,073)
Plan change	1,838	-
Benefit obligation at end of year	$207,057	$182,253

In 2016, the Company commenced a voluntary lump-sum pension offering to eligible, terminated, vested plan participants that was completed during the second quarter of 2016. As a result of the lump sum offer, a settlement and remeasurement of the Essendant Pension Plan was performed.

Plan Assets and Investment Policies and Strategies

The following table sets forth the change in the plans’ assets for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Fair value of plan assets at beginning of year	$142,088	$162,977
Actual return on plan assets	18,555	12,136
Company contributions	10,000	10,000
Benefits paid	(6,917)	(2,952)
Settlements	-	(40,073)
Fair value of plan assets at end of year	$163,726	$142,088

The Company’s pension plan investment allocations, as a percentage of the fair value of total plan assets, as of December 31, 2017 and 2016, by asset category are as follows:

Asset Category	2017	2016
Cash	0.7%	0.6%
Equity securities	46.3%	50.8%
Fixed income	34.6%	27.4%
Real assets	4.9%	4.8%
Hedge funds	9.9%	11.9%
Master Limited Partnerships	3.6%	4.5%
Total	100.0%	100.0%

The investment policies and strategies for the Company’s pension plan assets are established with the goals of generating above-average investment returns over time, while containing risk within acceptable levels and providing adequate liquidity for the payment of plan obligations as necessary. The Company recognizes that there typically are tradeoffs among these objectives, and strives to minimize risk associated with a given expected return.

The Company’s pension plan assets are measured at fair value on a recurring basis and are invested primarily in a diversified mix of fixed income investments and equity securities. The Company establishes target ranges for investment allocation and sets specific allocations. The target allocations for the non-union plan assets are 45.0% fixed income, 36.0% equity securities, 9.0% real assets, and 10.0% hedge funds. The target allocations for the union plan assets are 17.0% fixed income, 64.0% equity securities, 9.0% real assets and 10.0% hedge funds. Equity securities include investments in large and small market capitalization corporations located in the U.S. and a mix of both international and emerging market corporations. Fixed income securities include investment grade bonds and U.S. treasuries. Other types of investments include commodity futures, real estate investment trusts (REITs) and hedge funds.

Fair values for equity and certain fixed income securities are primarily based on valuations for identical instruments in active markets.

The fair values of the Company’s pension plan assets at December 31, 2017 and 2016 by asset category are as follows:

Fair Value Measurements at December 31, 2017 (in thousands)

			Quoted Prices In	Significant	Significant
			Active Markets for	Observable	Unobservable	Assets
			Identical Assets	Inputs	Inputs	Measured at
Asset Category		Total	(Level 1)	(Level 2)	(Level 3)	Net Asset Value (a)
Cash		$1,158	$1,158	$-	$-	$-
Equity Securities
U.S. Large Cap	(b)	28,015	28,015	-	-	-
International	(c)	22,667	22,667	-	-	-
Emerging Markets	(d)	14,781	14,781	-	-	-
U.S. Small Cap	(e)	10,320	10,320	-	-	-
Fixed Income
U.S. Fixed Income	(f)	54,214	5,976	48,238	-	-
U.S. Inflation Protected Bonds	(g)	491	491	-	-	-
High Yield Bonds	(h)	1,029	1,029	-	-	-
International Fixed Income	(i)	1,013	1,013	-	-	-
Real Assets
Domestic Real Estate	(j)	5,355	5,355	-	-	-
Commodities	(k)	2,665	2,665	-	-	-
Hedge Funds
Hedge Funds	(l)	16,145	-	-	-	16,145
Master Limited Partnerships
Master Limited Partnerships	(m)	5,873	5,873	-	-	-
Total		$163,726	$99,343	$48,238	$-	$16,145

Fair Value Measurements at December 31, 2016 (in thousands)

			Quoted Prices In	Significant	Significant
			Active Markets for	Observable	Unobservable	Assets
			Identical Assets	Inputs	Inputs	Measured at
Asset Category		Total	(Level 1)	(Level 2)	(Level 3)	Net Asset Value (a)
Cash		$874	$874	$-	$-	$-
Equity Securities
U.S. Large Cap	(b)	27,779	27,779	-	-	-
International	(c)	21,960	21,960	-	-	-
Emerging Markets	(d)	12,504	12,504	-	-	-
U.S. Small Cap	(e)	9,974	9,974	-	-	-
Fixed Income
U.S. Fixed Income	(f)	36,778	4,551	32,227	-	-
U.S. Inflation Protected Bonds	(g)	403	403	-	-	-
High Yield Bonds	(h)	912	912	-	-	-
International Fixed Income	(i)	807	807	-	-	-
Real Assets
Domestic Real Estate	(j)	4,204	4,204	-	-	-
Commodities	(k)	2,563	2,563	-	-	-
Hedge Funds
Hedge Funds	(l)	16,962	-	-	-	16,962
Master Limited Partnerships
Master Limited Partnerships	(m)	6,368	6,368	-	-	-
Total		$142,088	$92,899	$32,227	$-	$16,962

(a)

In accordance with the relevant accounting standards, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

(b)	A daily valued mutual fund investment. The fund invests in publicly traded, large market capitalization companies domiciled predominantly in the U.S.
(c)	A daily valued mutual fund investment. This fund invests in common stocks of companies domiciled in developed market countries outside of the U.S.
(d)	A daily valued mutual fund investment. The fund invests in publicly traded companies domiciled in emerging market countries.
(e)

Daily mutual fund investments with different investment styles (one core, one value, one growth) that invest in publicly traded small market capitalization companies. The majority of holdings are domiciled in the U.S. though the funds may hold international stocks.

(f)

Principally consists of a separately managed fixed income portfolio utilized to match the duration of plan liabilities. This liability-driven investment portfolio is comprised of Treasury securities including STRIPS and zero coupon bonds, as well as high quality corporate bonds. Also includes a daily valued mutual fund that invests in publicly traded U.S. government, asset-backed, mortgage-backed and corporate fixed-income securities. 2016 classifications have been conformed to the 2017 presentation.

(g)

A daily valued mutual fund investment. The fund invests in publicly traded bonds backed by the full faith and credit of the federal government and whose principal is adjusted quarterly based on inflation.

(h)	A daily valued mutual fund investment. The fund invests in publicly traded, higher-quality (top-tier BB and B rated) corporate high yield bonds.
(i)	A daily valued mutual fund investment. The fund invests in publicly traded bonds of governments, agencies and companies domiciled in countries outside of the U.S.
(j)

A daily valued mutual fund investment. The fund invests in publicly traded REITs. This is an index mutual fund that tracks the Morgan Stanley REIT Index. The fund normally invests at least 98% of assets that are included in the Morgan Stanley REIT Index.

(k)

A daily valued mutual fund investment. This fund combines a commodities position, typically through swap agreements, with a portfolio of inflation indexed bonds and other fixed income securities. The commodities position is constructed to track the performance of the Bloomberg Commodity Index.

(l)

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

(m)	A managed fund of master limited partnerships.

Plan Funded Status

The following table sets forth the plans’ funded status as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Funded status of the plan	$(43,331)	$(40,165)
Unrecognized prior service cost	4,125	2,574
Unrecognized net actuarial loss	66,392	58,957
Net amount recognized	$27,186	$21,366

Amounts Recognized in Consolidated Balance Sheets

The following table sets forth the amounts recognized in the consolidated balance sheets as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Accrued benefit liability	$(43,331)	$(40,165)
Accumulated other comprehensive income	70,517	61,531
Net amount recognized	$27,186	$21,366

Components of Net Periodic Benefit Cost

Net periodic pension cost for the years ended December 31, 2017, 2016 and 2015 for pension and supplemental benefit plans includes the following components (in thousands):

	Pension Benefits
	For the Years Ended December 31,
	2017	2016	2015
Service cost - benefit earned during the period	$1,285	$1,269	$1,495
Interest cost on projected benefit obligation	7,448	8,073	8,997
Expected return on plan assets	(9,090)	(9,730)	(11,217)
Amortization of prior service cost	288	295	296
Amortization of actuarial loss	4,248	5,134	5,862
Settlements	-	12,510	-
Net periodic pension cost	$4,179	$17,551	$5,433

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost during 2018 are approximately $5.2 million and $0.4 million, respectively.

Assumptions Used

The following tables summarize the Company’s actuarial assumptions for discount rates, expected long-term rates of return on plan assets:

	2017	2016	2015
General pension plan assumptions:
Assumed discount rate	N/A	4.18%	4.52%
Equivalent single discount rate for benefit obligations	3.69%	N/A	N/A
Equivalent single discount rate for interest cost	3.55%	N/A	N/A
Expected long-term rate of return on plan assets	5.50%	6.30%	6.50%

Union pension plan assumptions:
Assumed discount rate	N/A	4.22%	4.55%
Equivalent single discount rate for benefit obligations	3.71%	N/A	N/A
Equivalent single discount rate for service cost	3.78%	N/A	N/A
Equivalent single discount rate for interest cost	3.47%	N/A	N/A
Expected long-term rate of return on plan assets	5.30%	6.20%	6.30%

To select the appropriate actuarial assumptions, management relied on current market conditions, historical information and consultation with, and input from, the Company’s external actuarial specialists. The expected long-term rate of return on plan assets assumption is based on historical returns and the future expectation of returns for each asset category, as well as the target asset allocation of the asset portfolio.

At December 31, 2017, the Company refined the method used to determine the service and interest cost components of the Company’s net periodic benefit cost. Previously, the cost was determined using a single weighted-average discount rate derived from the yield curve. Under the refined method, known as the spot rate approach, individual spot rates along the yield curve that correspond with the timing of each benefit payment are used. The Company believes this change provides a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. Compared to the previous method, the spot rate approach will decrease the service and interest components of the Company’s benefit costs by an immaterial amount in 2018. There is no impact on the total benefit obligation. The Company will account for this change prospectively as a change in accounting estimate.

Contributions

In December 2017, the Company’s Board of Directors approved a cash contribution of $10.0 million to the Essendant Pension Plan that was paid in January 2018, but additional fundings, if any, for the remainder of 2018 have not yet been determined.

Estimated Future Benefit Payments

The estimated future benefit payments under the Company’s pension plans, excluding the impact of future lump sum offerings, are as follows (in thousands):

Amounts
2018	$12,739
2019	11,798
2020	11,175
2021	10,145
2022	10,838
2023-2027	55,673

Defined Contribution Plan

The Company has a defined contribution plan. Salaried associates and non-union hourly paid associates are eligible to participate after completing six consecutive months of employment. The plan permits associates to have contributions made as 401(k) salary deferrals on their behalf, or as voluntary after-tax contributions, and provides for Company contributions, or contributions matching associates’ salary deferral contributions, at the discretion of the Board of Directors. Expense associated with the Company contributions to match associates’ contributions were approximately $7.4 million, $7.1 million and $5.9 million in 2017, 2016 and 2015, respectively.

14. Preferred Stock

ESND’s authorized capital shares include 15 million shares of preferred stock. The rights and preferences of preferred stock are established by ESND’s Board of Directors upon issuance. As of December 31, 2017 and 2016, ESND had no preferred stock outstanding and all 15 million shares are classified as undesignated.

15. Income Taxes

The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhances and extends through 2026 the option to claim accelerated depreciation deductions on qualified property. The Company has not completed the determination of the accounting implications of the 2017 Tax Act on tax accruals. However, the Company has reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in the financial statements as of December 31, 2017. Essendant recorded a provisional tax expense for the impact of the 2017 Tax Act of approximately $2.6 million. This amount is comprised of the impacts of the one-time transition tax on the accumulated earnings of foreign subsidiaries and the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%. As the Company completes the analysis of the 2017 Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may materially impact the provision for income taxes in the period in which the adjustments are made.

The provision for income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Currently Payable
Federal	$3,794	$34,867	$67,702
State	1,718	5,255	8,387
Foreign	1,359	1,305	1,614
Total currently payable	6,871	41,427	77,703
Deferred, net
Federal	(8,709)	(9,554)	(20,929)
State	150	(779)	(1,778)
Foreign	(341)	(291)	(455)
Total deferred, net	(8,900)	(10,624)	(23,162)
Provision for income taxes	$(2,029)	$30,803	$54,541

The Company’s effective income tax rates for the years ended December 31, 2017, 2016 and 2015 varied from the statutory federal income tax rate as set forth in the following table (in thousands):

	Years Ended December 31,
	2017		2016		2015
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Tax provision based on the federal statutory rate	$(94,153)	35.0%	$33,130	35.0%	$3,569	35.0%
State and local income taxes—net of federal income tax benefit	1,267	-0.5%	2,639	2.8%	374	3.6%
Impairment of goodwill	87,688	-32.6%	-	-	47,468	465.5%
Capital loss valuation (allowance) reversal	-	-	(4,265)	-4.5%	1,217	11.9%
Provisional transition tax	1,927	-0.7%	-	-	-	-
Remeasurement due to tax reform rate change	627	-0.2%	-	-	-	-
Tax effects of foreign dividend payments	-	-	1,756	1.8%	-	-
Research and Development tax credit	(261)	0.1%	(1,237)	-1.3%	-	-
Non-deductible and other	876	-0.3%	(1,220)	-1.3%	1,913	18.8%
Provision for income taxes	$(2,029)	0.8%	$30,803	32.5%	$54,541	534.8%

The deferred tax assets and liabilities resulted from temporary differences in the recognition of certain items for financial and tax accounting purposes. The sources of these differences and the related tax effects were as follows (in thousands):

	As of December 31,
	2017		2016
	Assets	Liabilities	Assets	Liabilities
Accrued expenses	$14,755	$-	$16,742	$-
Allowance for doubtful accounts	9,375	-	15,155	-
Depreciation and amortization	-	15,560	-	20,643
Intangibles arising from acquisitions	-	5,807	-	22,600
Inventory reserves and adjustments	-	12,268	-	17,900
Pension and post-retirement	8,536	-	11,700	-
Share-based compensation	4,505	-	6,627	-
Income tax credits and net operating losses	9,457	-	10,790	-
Restructuring costs	795	-	1,288	-
Other	725	-	921	-
Total Deferred	48,148	33,635	63,223	61,143
Valuation Allowance	(7,043)	-	(5,035)	-
Net Deferred	$41,105	$33,635	$58,188	$61,143

Valuation allowances principally relate to state tax credits. As of December 31, 2017, the Company has state tax credit carryforwards of $9.8 million that expire by 2021, state net operating loss carryforwards of $0.7 million that expire by 2038, and acquired federal net operating losses of $4.8 million that expire by 2034.

Accounting for Uncertainty in Income Taxes

The following table shows the changes in gross unrecognized tax benefits, for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Beginning Balance, January 1	$3,830	$3,350	$3,205
Additions based on tax positions taken during a prior period	358	713	1
Reductions based on tax positions taken during a prior period	(10)	(32)	(14)
Additions based on tax positions taken during the current period	41	103	425
Reductions related to settlement of tax matters	(973)	(52)	(46)
Reductions related to lapses of applicable statutes of limitation	(301)	(252)	(221)
Ending Balance, December 31	$2,945	$3,830	$3,350

The total amount of unrecognized tax benefits as of December 31, 2017, 2016 and 2015 that, if recognized, would affect the effective tax rate are $2.4 million, $2.6 million, and $2.2 million, respectively.

The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense. The gross amount of interest and penalties reflected in the Consolidated Statements of Operations for the years ended December 31, 2016 and 2015 were $0.3 million and 0.1 million, respectively. There were no interest and penalties for the year ended December 31, 2017. The Consolidated Balance Sheets at December 31, 2017 and 2016 each include $0.9 million accrued for the potential payment of interest and penalties.

As of December 31, 2017, the Company’s U.S. Federal income tax returns for 2014 and subsequent years remain subject to examination by tax authorities. In addition, the Company’s state income tax returns for the 2008 and subsequent tax years remain subject to examination by state and local tax authorities. The Company is currently under examination by a number of state and local tax authorities. Due to the potential for resolution of ongoing examinations and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.2 million.

16. Other Assets and Liabilities

Other assets and liabilities as of December 31, 2017 and 2016 were as follows (in thousands):

	As of December 31,
	2017	2016
Other Current Assets:
Investment in deferred compensation	$784	$549
Short-term prepaid assets	25,290	23,951
Income tax prepayments	12,767	2,733
Other	4,203	4,867
Total other current assets	$43,044	$32,100
Other Long-Term Assets:
Investment in deferred compensation	$3,674	$4,776
Long-term prepaid assets	25,573	34,307
Long-term deferred tax asset	8,662	3,423
Other	4,225	2,703
Total other long-term assets	$42,134	$45,209
Other Long-Term Liabilities:
Accrued pension obligation	$43,331	$40,165
Deferred rent	25,019	22,561
Deferred directors compensation	3,652	4,786
Long-term swap liability	581	205
Long-term income tax liability	5,659	3,999
Long-term merger expenses	190	1,812
Long-term workers compensation liability	9,124	9,517
Other	1,666	1,602
Total other long-term liabilities	$89,222	$84,647

17. Fair Value Measurements

The Company measures certain financial assets and liabilities, including foreign exchange hedges and interest rate swaps, at fair value on a recurring basis, based on significant other observable inputs. The fair value of the foreign exchange hedges and the interest rate swaps is determined by using quoted market forward rates (level 2 inputs) and reflects the present value of the amount the Company would pay for contracts involving the same notional amount and maturity date.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period.

	Fair Value Measurements
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Interest rate swap & foreign exchange hedges:
Assets
- as of December 31, 2017	$29	$-	$29	$-

Liabilities
- as of December 31, 2017	$638	$-	$638	$-
- as of December 31, 2016	$205	$-	$205	$-

The carrying amount of accounts receivable at December 31, 2017 and 2016, including $500.3 million of receivables sold under the Receivables Securitization Program in 2016, approximates fair value because of the short-term nature of this item.

As of December 31, 2017, no assets or liabilities are measured at fair value on a nonrecurring basis.

18.  Legal Matters

The Company has been named as a defendant in two lawsuits alleging that the Company sent unsolicited fax advertisements to the named plaintiffs, as well as other persons and entities, in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 ("TCPA"). One lawsuit was initially filed in the United States District Court for the Central District of California on May 1, 2015, and subsequently refiled in the United States District Court for the Northern District of Illinois (the “ND IL”). The other lawsuit was filed in the ND IL on January 14, 2016. The two lawsuits were consolidated for discovery and pre-trial proceedings, and assigned to the same judge. Plaintiffs in both lawsuits seek certification of a class of plaintiffs comprised of persons and entities who allegedly received fax advertisements from the Company. Under the TCPA, recipients of unsolicited fax advertisements can seek damages of $500 per fax for inadvertent violations and up to $1,500 per fax for knowing and willful violations. Other reported TCPA lawsuits have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances. In each lawsuit, the Company has vigorously contested class certification and denied that any violations occurred. On November 3, 2017, the ND IL granted a motion by the Company to deny class certification.  The effect of the ruling prevents the formation of a class, and limits the two plaintiffs to their individual claims. On November 17, 2017, plaintiffs filed with the United States Court of Appeals for the 7th Circuit (the “7th Circuit”), a Petition for Permission to Appeal under Rule 23(f) of the Federal Rules of Civil Procedure (the “Petition”). The ND IL then stayed both lawsuits until February 21, 2018. On December 8, 2017, the 7th Circuit granted the Petition.  The Company expects that the ND IL will extend the stay of the lawsuits until the 7th Circuit rules.

Litigation of this kind is likely to lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures. Regardless of whether the lawsuits are resolved at trial or through settlement, the Company believes that a loss associated with resolution of the pending claims is probable. As of the year ended December 31, 2016, the Company recorded a $4.0 million, pre-tax reserve within “warehousing, marketing and administrative expenses” in the consolidated statement of operations and during the three months ended March 31, 2017, the Company recorded an additional $6.0 million, pre-tax reserve to reflect events concerning mediation activities and settlement negotiations between the Company and the plaintiffs, for a total reserve of $10.0 million at December 31, 2017. The Company continues to evaluate its defenses based on its internal review and investigation of prior events, new information and future circumstances. Final disposition of the lawsuits, whether through settlement or through trial, may result in a loss materially in excess of the aggregate recorded amount. However, a range of reasonably possible excess losses is not estimable at this time.

As disclosed in the first quarter of 2017, the Company was named in a lawsuit filed by a former employee in the Los Angeles Superior Court. During the second quarter of 2017, the Company reached an agreement on the general terms of a settlement to resolve this litigation. The parties have finalized a settlement agreement, which is now subject to court approval. In consideration of the settlement, the Company recorded a $3.0 million pre-tax reserve within “warehousing, marketing and administrative expenses” in the consolidated statement of operations for 2017.

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

19. Selected Quarterly Financial Data—Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total(1)
	(dollars in thousands, except per share data)
Year Ended December 31, 2017:
Net sales	$1,269,383	$1,260,656	$1,308,979	$1,198,309	$5,037,327
Gross profit	185,668	177,564	171,954	170,868	706,054
Net (loss) income (2)	(188,593)	5,096	(81,938)	(1,546)	(266,981)
Net (loss) income per share—basic	$(5.15)	$0.14	$(2.23)	$(0.04)	$(7.27)
Net (loss) income per share—diluted(3)	$(5.15)	$0.14	$(2.23)	$(0.04)	$(7.27)
Year Ended December 31, 2016:
Net sales	$1,352,296	$1,354,523	$1,407,504	$1,254,699	$5,369,022
Gross profit	200,082	195,823	198,854	165,102	759,861
Net income (loss)(4)	16,530	12,933	36,742	(2,353)	63,852
Net income (loss) per share—basic	$0.45	$0.35	$1.00	$(0.06)	$1.75
Net income (loss) per share—diluted(3)	$0.45	$0.35	$0.99	$(0.06)	$1.73
(1)	As a result of changes in the number of common and common equivalent shares during the year, the sum of quarterly earnings per share will not necessarily equal earnings per share for the total year.
(2)	2017 results were impacted by the following items, net of taxes:
	2017 factors
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(dollars in thousands)
Impairment of goodwill	$192,269	$-	$79,541	$-	$271,810
Litigation reserve	3,676	1,836	-	-	5,512
Transformational expenses	1,833	3,359	3,690	3,208	12,090
Recovery of notes receivable	-	-	(91)	(91)	(182)
Tax reform adjustment	-	-	-	2,545	2,545

(3)

As a result of the net loss in the quarters ended March 31, 2017, September 30, 2017, and December 31, 2017 and December 31, 2016, the effect of potentially dilutive securities would have been anti-dilutive and have been omitted from the calculation of diluted earnings per share, consistent with GAAP.

(4)	2016 results were impacted by the following items, net of taxes:

	2016 factors
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(dollars in thousands)
Gain on sale of City of Industry facility	$-	$-	$(17,752)	$(1,651)	$(19,403)
Settlement charge related to the defined benefit plan	-	7,328	261	216	7,805
Litigation reserve	-	-	-	2,492	2,492
Severance costs for operating leadership	-	-	776	-	776
State income tax reserve adjustment	-	-	-	417	417
Restructuring charges	155	-	(754)	-	(599)
Tax impact of a dividend from a foreign subsidiary	-	-	1,666	-	1,666

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Registrant had no disagreements on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Attached as exhibits to this Annual Report are certifications of the Company’s CEO and CFO, which are required in accordance with Rule 13a-14 under the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in such certifications. It should be read in conjunction with the reports of the Company’s management on the Company’s internal control over financial reporting and the report thereon of Ernst & Young LLP referred to below.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. This evaluation was based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon the Company’s evaluation, the principal executive officer and the principal financial officer concluded that disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the final quarter of 2017, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM   9B.   OTHER INFORMATION.

Costs Associated with Exit or Disposal Activities.

On February 15, 2018, the Board of Directors of the Company approved a restructuring program in response to significant sales declines in 2017, which were largely unanticipated and outpaced the Company’s ability to align its cost base.

The restructuring program will commence in the first quarter of 2018 and span to mid-2020. It includes facility consolidations totaling an anticipated $23 million to $28 million and workforce reductions totaling an anticipated $7 million to $12 million, or in aggregate an estimated cash cost of $30 million to $40 million over the restructuring period.

Product assortment refinements are also planned and a non-cash charge related to these refinements is expected in the first quarter of 2018 and estimated in the range of $42 million to $48 million.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

For information about the Company’s executive officers, see “Executive Officers of the Registrant” included in Part I of this Annual Report on Form 10-K. In addition, the information contained under the captions “Proposal 1: Election of Directors” and “Voting Securities and Principal Holders—Section 16(a) Beneficial Ownership Reporting Compliance” in ESND’s Proxy Statement for its 2018 Annual Meeting of Stockholders (“2018 Proxy Statement”) is incorporated herein by reference.

The information required by Item 10 regarding the Audit Committee’s composition and the presence of an “audit committee financial expert” is incorporated herein by reference to the information under the captions “Governance and Board Matters—Board Committees—General” and “—Audit Committee” in ESND’s 2018 Proxy Statement. In addition, information regarding delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference to the information under the caption “ Voting Securities and Principal Holders - Section 16(a) Beneficial Ownership Reporting Compliance” in ESND’s 2018 Proxy Statement.

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

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Director Compensation”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in ESND’s 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The beneficial ownership information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Voting Securities and Principal Holders—Security Ownership of Certain Beneficial Owners” and “Voting Securities and Principal Holders—Security Ownership of Management” in ESND’s 2018 Proxy Statement. Information relating to securities authorized for issuance under Essendant’s equity plans is incorporated herein by reference to the information under the caption “Equity Compensation Plan Information” in ESND’s 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Governance and Board Matters – Board Independence,” “Governance and Board Matters – Board Committees” and “Certain Relationships and Related Party Transactions” in ESND’s 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be furnished pursuant to this Item is incorporated herein by reference to the information under the captions “Proposal 2: Ratification of Selection of the Company’s Independent Registered Public Accounting Firm—Fee Information” and “—Audit Committee Pre-Approval Policy” in ESND’s 2018 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following financial statements, schedules and exhibits are filed as part of this report:

		Page No.
(1)	Financial Statements of the Company:
	Management Report on Internal Control Over Financial Reporting	28
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	29
	Report of Independent Registered Public Accounting Firm	30
	Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015	31
	Consolidated Statements of Comprehensive Income (Loss) for the year years ended December 31, 2017, 2016 and 2015	32
	Consolidated Balance Sheets as of December 31, 2017 and 2016	33
	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015	34
	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	35
	Notes to Consolidated Financial Statements	36
(2)	Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	72

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

The Company is including as exhibits to this Annual Report certain documents that it has previously filed with the SEC as exhibits, and it is incorporating such documents as exhibits herein by reference from the respective filings identified in parentheses at the end of the exhibit descriptions. Except where otherwise indicated, the identified SEC filings from which such exhibits are incorporated by reference were made by the Company (under ESND’s file number of 0-10653). The management contracts and compensatory plans or arrangements required to be included as exhibits to this Annual Report pursuant to Item 15(b) are listed below as Exhibits 10.26 through 10.53, and each of them is marked with a double asterisk at the end of the related exhibit description.

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

4.3	Amendment No. 2 to Note Purchase Agreement, dated as of August 30, 2016, among ESND, ECO, and the note purchasers identified therein (Exhibit 10.7 to the Company’s Form 10-Q filed on October 26, 2016)
4.4	Amendment No 3 to Note Purchase Agreement, dated as of February 9, 2017, among ESND, ECO and the note purchasers identified therein (Exhibit 10.2 to the Form 10-Q filed on April 27, 2017)
4.5	Amendment No 4 to Note Purchase Agreement, dated as of February 22, 2017, among ESND, ECO and the note purchasers identified therein (Exhibit 10.3 to the Form 10-Q filed on April 27, 2017)
4.6	Parent Guaranty, dated as of November 25, 2013, by ESND in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the 2013 Form 10-K)
4.7	Subsidiary Guaranty, dated as of November 25, 2013, by all of the domestic subsidiaries of ECO (Exhibit 4.6 to the 2013 Form 10-K)
10.1

Amended and Restated Guaranty, dated as of July 8, 2013, executed by ESND and its subsidiaries Essendant Management Services LLC (“EMS”), Essendant Financial Services LLC (“EFS”), Lagasse, LLC (“Lagasse”), Essendant Industrial LLC (“EIN”), MBS Dev, Inc. (“MBS”), Oklahoma Rig, Inc. (“Rig”), Oklahoma Rig & Supply Co. Trans., Inc. (“Trans”), O.K.I. Supply, LLC (“OKI Supply”), O.K.I. Data, Inc. (“OKI Data”), and OKI Middle East Holding Co. (“OKI Holding”) in favor of JPMorgan Chase Bank, National Association, as Administrative Agent for the benefit of the Holders of Secured Obligations (as defined in the Intercreditor Agreement listed in Exhibit 10.3 (Exhibit 10.3 to the Company’s Form 10-Q filed on October 28, 2013)

10.2

Intercreditor Agreement, dated as of October 15, 2007, by and among JPMorgan Chase Bank, NA, in its capacity as agent and contractual representative, and the holders of the notes issued pursuant to the Master Note Purchase Agreement, dated as of October 15, 2007, among ESND, ECO and the note purchasers identified therein (Exhibit 10.6 to the Company’s Form 10-Q filed on November 7, 2007)

10.3

Joinder, dated as of January 15, 2014, to the Intercreditor Agreement dated as of October 15, 2007, by and between JPMorgan Chase Bank, N.A., as collateral agent, and the holders of the notes issued pursuant to the 2013 Note Purchase Agreement (Exhibit 10.4 to the Company’s 2013 Form 10-K)

10.4

Amended and Restated Pledge and Security Agreement dated as of October 15, 2007, among ESND., ECO, Lagasse, Inc., EMS and EFS and JPMorgan Chase Bank, N.A. as collateral agent (Exhibit 10.1 to the Form 10-Q filed on August 6, 2010)

10.5

Second Amended and Restated Pledge and Security Agreement, dated as of February 22, 2017, among ECO, ESND, Essendant Financial Services LLC, Essendant Management Services LLC, Essendant Industrial LLC, Essendant Receivables, LLC, O.K.I. Supply, LLC, Nestor Sales LLC, Nestor Sales Holdco LLC, Nestor Holding Company, Liberty Bell Equipment Company, Label Industries, Inc., TransSupply Group, LLC, CPO Commerce Acquisition, LLC, CPO Commerce, LLC and JPMorgan Chase Bank, N.A. as administrative agent (Exhibit 10.4 to the Form 10-Q filed on April 27, 2017)

10.6

Receivables Sale Agreement, dated as of March 3, 2009, by and between ECO, as Originator, and EFS, as Purchaser (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009, filed on May 8, 2009 (the “Form 10-Q filed on May 8, 2009”))

10.7	Receivables Purchase Agreement, dated as of March 3, 2009, by and between EFS, as Seller, and Essendant Receivables LLC (“ESR”), as Purchaser (Exhibit 10.5 to the Form 10-Q filed on August 6, 2010)
10.8	Performance Guarantee, dated as of March 3, 2009, among ESND, as Performance Guarantee, and ESR, as Recipient (Exhibit 10.4 to the Form 10-Q filed on May 8, 2009)
10.9

Amended and Restated Transfer and Administration Agreement, dated as of January 18, 2013, between ECO, ESR, EFS, and PNC Bank, National Association (Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 25, 2013)

10.10

Assignment and Assumption and First Amendment to Amended and Restated Transfer and Administration Agreement, dated as of June 14, 2013, by ESR, ECO, EFS, PNC Bank, National Association and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (Exhibit 10.9 to the 2014 Form 10-K)

Exhibit Number	Description
10.11

Second Amendment to Amended and Restated Transfer and Administration Agreement, dated as of January 23, 2014, by ESR, ECO, EFS, PNC Bank, National Association and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (Exhibit 10.1 to the Company’s Form 10-Q filed on April 28, 2014)

10.12

Third Amendment to Amended and Restated Transfer and Administration Agreement, dated as of July 25, 2014, by ESR, ECO, EFS, PNC Bank, National Association and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (Exhibit 10.1 to the Company’s Form 10-Q filed on October 24, 2014)

10.13

Fourth Amendment to Amended and Restated Transfer and Administration Agreement, dated as of December 4, 2014, among ESR, ECO, EFS, PNC Bank, National Association, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (“BTMU”) (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 9, 2014)

10.14

Fifth Amendment to Amended and Restated Transfer and Administration Agreement, dated as of December 4, 2014, among ESR, ECO, EFS, PNC Bank, National Association, and BTMU (Exhibit 10.5 to the Company’s Form 10-Q filed on April 20, 2016)

10.15

Sixth Amendment to Amended and Restated Transfer and Administration Agreement, dated as of December 4, 2014, among ESR, ECO, EFS, PNC Bank, National Association, and BTMU (Exhibit 10.14 to the Company’s Form 10-K filed on February 27, 2017)

10.16	Consent Letter, dated January 22, 2016, by and between ESR, PNC Bank, National Association and BTMU (Exhibit 10.6 to the Company’s Form 10-Q filed on April 20, 2016)
10.17	Consent Letter, dated August 30, 2016, by and between ESR, PNC Bank, National Association and BTMU (Exhibit 10.9 to the Company’s Form 10-Q filed on October 26, 2016)
10.18

Reaffirmation, dated as of July 8, 2013, executed by ESND, ECO, EMS, EFS, Lagasse, EIN, MBS, Rig, Trans, OKI Supply, OKI Data and OKI Holding (Exhibit 10.4 to the Company’s Form 10-Q filed on October 28, 2013)

10.19

Fourth Amended and Restated Five-Year Revolving Credit Agreement, dated as of July 8, 2013, among ECO, as borrower, ESND, as a loan party, JPMorgan Chase Bank, National Association, as Agent, and the financial institutions listed on the signature pages thereto (the “Credit Agreement”) (Exhibit 10.2 to the Company’s Form 10-Q filed on October 28, 2013)

10.20

Amendment No. 1 to Fourth Amended and Restated Five-Year Revolving Credit Agreement, dated as of July 8, 2013, among ECO, as borrower, ESND, as a loan party, JPMorgan Chase Bank, National Association, as Agent, and the financial institutions listed on the signature pages thereto (the “Credit Agreement”) (Exhibit 10.4 to the Company’s Form 10-Q filed on April 20, 2016)

10.21

Amendment No. 2 to Fourth Amended and Restated Five-Year Revolving Credit Agreement, dated as of July 8, 2013, among ECO, as borrower, ESND, as a loan party, JPMorgan Chase Bank, National Association, as Agent, and the financial institutions listed on the signature pages thereto (the “Credit Agreement”) (Exhibit 10.8 to the Company’s Form 10-Q filed on October 26, 2016)

10.22

Fifth Amended and Restated Credit Agreement, dated as of February 22, 2017, among ECO, as borrower, ESND, as a loan party, JPMorgan Chase Bank, National Association, as Agent, and the financial institutions listed on the signature pages thereto (the “Credit Agreement”) (Exhibit 10.1 to the Form 10-Q filed on April 27, 2017)

10.23†

First Omnibus Amendment to Receivables Sale Agreement, Receivables Purchase Agreement and Transfer and Administration Agreement, dated as of January 20, 2012, between ECO, ESR, EFS, and Bank of America, National Association (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 26, 2012)

10.24

Second Omnibus Amendment to Transaction Documents, dated as of January 18, 2013, between ECO, ESR, EFS, Bank of America, National Association, and PNC Bank, National Association (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2013)

10.25

Third Omnibus Amendment to Transaction Documents, dated as of July 24, 2015, between ESND, ECO, EFS, ESR and Bank of Tokyo-Mitsubishi JRJ, Ltd. New York Branch and PNC Bank, National Association (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2015)

10.26

Form of Indemnification Agreement entered into between ESND and (for purposes of one provision) ECO with directors and various executive officers of ESND (Exhibit 10.36 to the Company’s 2001 Form 10-K)**

10.27

Form of Indemnification Agreement entered into by ESND and (for purposes of one provision) ECO with directors and executive officers of ESND (Exhibit 10.7 to the Company’s Form 10-Q filed on November 14, 2002)**

10.28

Form of grant letter used for grants of non-qualified options to non-employee directors under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 3, 2004 (the “September 3, 2004 Form 8-K”))**

10.29

Form of grant letter used for grants of non-qualified stock options to employees under the 2004 Long-Term Incentive Plan (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 3, 2004)**

10.30	Essendant Inc. Nonemployee Directors’ Deferred Stock Compensation Plan effective January 1, 2009 (Exhibit 10.33 to the 2008 Form 10-K)**
10.31	Form of Restricted Stock Award Agreement for Non-Employee Directors (Exhibit 10.4 to the Company’s Form 10-Q filed on November 7, 2008) **
10.32	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Exhibit 10.5 to the Form 10-Q filed on November 7, 2008)**

Exhibit Number	Description
10.33	Essendant Co. Amended and Restated Deferred Compensation Plan, effective as of January 1, 2009 (Exhibit 10.26 to the 2009 Form 10-K)**
10.34	Essendant Inc. Amended and Restated 2004 Long-Term Incentive Plan (the “2004 Long-Term Incentive Plan”) effective as of May 11, 2011 (Appendix A to the 2011 DEF 14-A Proxy Statement)**
10.35	Form of Executive Employment Agreement, effective as of December 31, 2012 (Exhibit 10.45 to the Company’s 2012 Form 10-K)**
10.36	Form of Restricted Stock Unit Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.2 to the Company’s Form 10-Q filed on April 30, 2013)**
10.37	Form of Restricted Stock Award Agreement with EPS Minimum under the 2004 Long-Term Incentive Plan (Exhibit 10.1 to the Company’s Form 10-Q filed on October 28, 2013)**
10.38	Form of Performance Based Restricted Stock Unit Award Agreement under the 2004 Long-Term Incentive Plan (Exhibit 10.3 to the Company’s Form 10-Q filed on April 28, 2014)**
10.39	Essendant Inc. Executive Severance Plan (Exhibit 10.2 to the form 10-Q filed on April 28, 2014)**
10.40	Essendant Inc. 2015 Long-Term Incentive Plan (Appendix A to the Company’s 2015 Proxy Statement dated April 8, 2015)**
10.41	Form of Performance Based Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan (Exhibit 10.1 to the Company’s Form 10-Q, filed on April 23, 2015)**
10.42	Letter Agreement, dated June 4, 2015, by and among ESND, ECO and Robert B. Aiken, Jr. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 9, 2015)**
10.43	Letter Agreement, dated July 22, 2015, by and among ESND, ECO, EMS and Robert B. Aiken, Jr. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 28, 2015)**
10.44	Executive Employment Agreement, dated July 22, 2015, by and among ESND, ECO, EMS and Robert B. Aiken, Jr. (Exhibit 10.1 to the Company’s Form 10-Q filed on October 21, 2015)**
10.45

Amended and Restated Executive Employment Agreement, effective as of January 1, 2017, by and among ESND, ECO, EMS and Robert B. Aiken, Jr. (Exhibit 10.3 to the Company’s Form 10-Q filed on October 26, 2016)**

10.46

Letter Agreement, dated November 10, 2015, by and among ESND and Earl C. Shanks (Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 19, 2016) **

10.47	Form of Performance Based Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan (Exhibit 10.2 to the Company’s Form 10-Q, filed on April 20, 2016)**
10.48	Form of Restricted Stock Award Agreement with EPS Minimum under the 2015 Long-Term Incentive Plan (Exhibit 10.3 to the Company’ Form 10-Q filed on April 20, 2016)**
10.49†	2016 Cash Incentive Award Agreement with EPS Minimum, dated July 15, 2016, by and among Richard Philips and ESND (Exhibit 10.2 to the Company’s Form 10-Q filed on October 26, 2016)**
10.50	Form of Amended and Restated Executive Employment Agreement (Exhibit 10.4 to the Company’s Form 10-Q filed on October 26, 2016)**
10.51	Form of Restricted Stock Award Agreement with EPS Minimum under the 2015 Long-Term Incentive Plan (Exhibit 10.5 to the Company’ Form 10-Q filed on October 26, 2016)**
10.52	Form of Performance Based Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan (Exhibit 10.6 to the Company’s Form 10-Q, filed on October 26, 2016)**
10.53	Essendant Inc. 2016 Annual Cash Incentive Award Plan for Section 16 Officers (Exhibit 10.1 to the Company’s Form 10-Q filed on April 20, 2016)**
10.54

Agreement and Plan of Merger by and among ECO, SW Acquisition Corp. (“Merger Sub”), CPO Commerce, Inc. (“CPO”), certain security holders of CPO (“Principal Holders”) and Capstar Capital, LLC, as representative of the holders of CPO securities (“Representative”) dated May 28, 2014 (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request). (Exhibit 10.1 to the Company’s Form 10-Q filed on July 25, 2014)

10.55

Equity Purchase Agreement, dated as of September 10, 2014, by ECO, Richard Bell, Lauren R. Bell, Alison R. Bell Keim, Andrew Keim, Chant Tobi, Donald R. Bernhardt, The Bell Family Trust for Lauren Bell, The Bell Family Trust for Alison (Bell) Keim, 6772731 Canada Inc., and Logistics Resource Group, L.P. (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request). (Exhibit 10.2 to the Form 10-Q filed on October 24, 2014)

10.56*	Second Amended and Restated Executive Employment Agreement, effective as of December 21, 2017, by and among ESND, ECO, EMS and Richard D. Phillips.**
10.57	Management Incentive Plan for Employees Other Than Section 16 Officers, effective January 1, 2017** (Exhibit 10.5 to the Form 10-Q filed on April 27, 2017)
10.58	Form of Performance-Based Cash Award Agreement under the 2015 Long-Term Incentive Plan** (Exhibit 10.6 to the Form 10-Q filed on April 27, 2017)
10.59	Essendant Inc. Annual Cash Incentive Award Plan for Section 16 Officers under the 2015 Long-Term Incentive Plan** (Exhibit 10.7 to the Form 10-Q filed on April 27, 2017)

Exhibit Number	Description
10.60	Form of Performance-Based Restricted Stock Unit Award Agreement for Section 16 Officers** (Exhibit 10.8 to the Form 10-Q filed on April 27, 2017)
10.61	Form of 2017 Restricted Stock Award Agreement with EPS Minimum** (Exhibit 10.9 to the Form 10-Q filed on April 27, 2017)
10.62	Essendant Inc. Executive Severance Plan (Exhibit 10.10 to the Form 10-Q filed on April 27, 2017)**
10.63	Form of Interim Chief Executive Officer Restricted Stock Award Agreement ** (Exhibit 10.1 to the Form 10-Q filed on October 25, 2017)
10.64	Form of Restricted Stock Award Agreement with EPS Minimum ** (Exhibit 10.2 to the Form 10-Q filed on October 25, 2017)
10.65	Form of Cash Retention Award Agreement ** (Exhibit 10.3 to the Form 10-Q filed on October 25, 2017)
10.66	Form of Cash Match Award Agreement with EPS Minimum ** (Exhibit 10.4 to the Form 10-Q filed on October 25, 2017)
10.67	Form of Restricted Stock Award Agreement Under the Essendant Inc. 2015 Long-Term Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2017)**
10.68	Form of Performance Unit Award Agreement Under the Essendant Inc. 2015 Long-Term Incentive Plan (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2017)**
14.1	Essendant Inc. Code of Business Conduct, effective as of December 13, 2016 (Exhibit 14.1 to the Company’s 2016 Form 10-K)
21*	Subsidiaries of ESND
23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer, dated as of February 21, 2018, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Richard Phillips
31.2*	Certification of Chief Financial Officer, dated as of February 21, 2018, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Janet Zelenka
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, dated February 21, 2018, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by Richard D. Phillips and Janet Zelenka
101*

The following financial information from Essendant Inc.’s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on February 21, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operation for the years ended December 31, 2017, 2016, and 2015, (ii) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2017, 2016, and 2015, (iii) the Consolidated Balance Sheets at December 31, 2017 and 2016, (iv) the Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2017, 2016, and 2015, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016, and 2015, and (vi) Notes to Consolidated Financial Statements.

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

ESSENDANT INC.

	BY:	/s/ RICHARD PHILLIPS
Richard Phillips
President and Chief Executive Officer
(Principal Executive Officer)
Dated: February 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ RICHARD PHILLIPS	President and Chief Executive Officer (Principal Executive Officer) and a Director	February 21, 2018
Richard Phillips

/s/ JANET ZELENKA	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2018
Janet Zelenka

/s/ CHRISTINE IEUTER	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2018
Christine Ieuter

/s/ CHARLES CROVITZ	Chairman of the Board of Directors	February 21, 2018
Charles Crovitz

/s/ JEAN BLACKWELL	Director	February 21, 2018
Jean Blackwell

/s/ ROY HALEY	Director	February 21, 2018
Roy Haley

/s/ DENNIS MARTIN	Director	February 21, 2018
Dennis Martin

/s/ SUSAN RILEY	Director	February 21, 2018
Susan Riley

/s/ ALEX SCHMELKIN	Director	February 21, 2018
Alex Schmelkin

/s/ STUART TAYLOR, II	Director	February 21, 2018
Stuart Taylor, II
/s/ PAUL WILLIAMS	Director	February 21, 2018
Paul Williams

/s/ ALEX ZOGHLIN	Director	February 21, 2018
Alex Zoghlin

SCHEDULE II

ESSENDANT INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

Description (in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts(2):
2017	$18,196	3,981	(5,075)	$17,102
2016	$17,810	5,208	(4,822)	$18,196
2015	$19,725	3,231	(5,146)	$17,810

(1)—net of any recoveries.

(2)—represents allowance for doubtful accounts related to the retained interest in receivables sold and accounts receivable, net.