Form 10-Q
period 2018-03-31
ESSENDANT INC
filed 2018-04-25
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

On April 20, 2018, the registrant had outstanding 37,656,113 shares of common stock, par value $0.10 per share.

ESSENDANT INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of March 31,	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$30,967	$28,802
Accounts receivable, less allowance for doubtful accounts of $17,120 in 2018 and $17,102 in 2017	641,637	619,200
Inventories	704,313	821,683
Other current assets	69,523	43,044
Total current assets	1,446,440	1,512,729
Property, plant and equipment, net	129,291	132,793
Intangible assets, net	70,866	73,441
Goodwill	13,128	13,153
Other long-term assets	52,334	42,134
Total assets	$1,712,059	$1,774,250
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$469,981	$500,883
Accrued liabilities	185,577	189,916
Current maturities of long-term debt	6,077	6,079
Total current liabilities	661,635	696,878
Deferred income taxes	1,172	1,192
Long-term debt	530,350	492,044
Other long-term liabilities	77,551	89,222
Total liabilities	1,270,708	1,279,336
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2018 and 2017	7,444	7,444
Additional paid-in capital	414,055	412,987
Treasury stock, at cost – 36,775,019 shares in 2018 and 36,811,366 shares in 2017	(1,092,979)	(1,093,813)
Retained earnings	1,162,237	1,219,309
Accumulated other comprehensive loss	(49,406)	(51,013)
Total stockholders’ equity	441,351	494,914
Total liabilities and stockholders’ equity	$1,712,059	$1,774,250

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017* Revised
Net sales	$1,240,155	$1,269,383
Cost of goods sold	1,118,979	1,083,715
Gross profit	121,176	185,668
Operating expenses:
Warehousing, marketing and administrative expenses	165,544	172,298
Restructuring charges	14,061	-
Impairment of goodwill	-	198,828
Operating loss	(58,429)	(185,458)
Interest and other expense, net	8,222	7,463
Loss before income taxes	(66,651)	(192,921)
Income tax benefit	(15,211)	(4,328)
Net loss	$(51,440)	$(188,593)
Net loss per share - basic:	$(1.40)	$(5.15)
Average number of common shares outstanding - basic	36,865	36,644
Net loss per share - diluted:	$(1.40)	$(5.15)
Average number of common shares outstanding - diluted	36,865	36,644
Dividends declared per share	$0.14	$0.14

* Revised in the first quarter of 2018 for the impact of the adoption of a new pension accounting pronouncement (see Note 9 – “Pension and Post-Retirement Benefit Plans”) for further detail.

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Net loss	$(51,440)	$(188,593)
Other comprehensive (loss) income, net of tax
Translation adjustments	(928)	385
Minimum pension liability adjustments	1,044	704
Cash flow hedge adjustments	1,491	68
Total other comprehensive income, net of tax	1,607	1,157
Comprehensive loss	$(49,833)	$(187,436)

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(51,440)	$(188,593)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,798	10,965
Share-based compensation	2,030	2,468
Gain on the disposition of property, plant and equipment	(234)	(319)
Amortization of capitalized financing costs	366	437
Deferred income taxes	(5,093)	4,280
Change in contingent consideration	(700)	-
Impairment of goodwill	-	198,828
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(22,766)	(1,544)
Decrease in inventory	117,257	50,531
Increase in other assets	(30,472)	(9,915)
(Decrease) increase in accounts payable	(30,979)	3,238
Decrease in accrued liabilities	(45)	(15,828)
Decrease in other liabilities	(10,147)	(1,523)
Net cash (used in) provided by operating activities	(21,425)	53,025
Cash Flows From Investing Activities:
Capital expenditures	(7,838)	(8,312)
Proceeds from the disposition of property, plant and equipment	46	-
Net cash used in investing activities	(7,792)	(8,312)
Cash Flows From Financing Activities:
Net borrowing under revolving credit facility	39,422	90,112
Borrowings under Term Loan	-	77,600
Repayments under Term Loan	(1,518)	-
Contingent consideration	(967)	-
Net repayments under Securitization Program	-	(200,000)
Net disbursements from share-based compensation arrangements	(168)	(310)
Payment of cash dividends	(5,209)	(5,167)
Payment of debt issuance costs	-	(5,678)
Net cash provided by (used in) financing activities	31,560	(43,443)
Effect of exchange rate changes on cash and cash equivalents	(178)	36
Net change in cash and cash equivalents	2,165	1,306
Cash and cash equivalents, beginning of period	28,802	21,329
Cash and cash equivalents, end of period	$30,967	$22,635
Other Cash Flow Information:
Income tax payments, net	$192	$11,555
Interest paid	8,470	7,658

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements represent Essendant Inc. (“ESND”) with its wholly owned subsidiary Essendant Co. (“ECO”), and ECO’s subsidiaries (collectively, “Essendant” or the “Company”). The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of ESND and its subsidiaries. All intercompany transactions and balances have been eliminated. The Company operates in a single reportable segment as a leading national distributor of workplace items.

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2017, was derived from the December 31, 2017 audited financial statements. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) for further information.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Essendant at March 31, 2018 and the results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

Pending Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that requires lessees to recognize right-of-use assets and lease liabilities for all leases other than those that meet the definition of short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which these assets and liabilities are not recognized and lease payments are generally recognized over the lease term on a straight-line basis. This standard will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period, and early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements and disclosures, but expects the impact to the Company’s consolidated balance sheet to be significant. The Company is in the process of analyzing existing leases and processes to support additional disclosures under the standard.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. This standard replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. Current accounting delays the recognition of credit losses until it is probable a loss has been incurred, while the update will require financial assets to be measured at amortized costs less a reserve and equal to the net amount expected to be collected. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, and early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements

Inventory

Approximately 98.2% and 98.0% of total inventory as of March 31, 2018 and December 31, 2017, respectively, has been valued under the Last-In-First-Out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation. Inventory valued under the LIFO accounting method is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of First-In-First-Out (“FIFO”) cost or market, inventory values would have been $167.3 million and $159.3 million higher than reported as of March 31, 2018, and December 31, 2017, respectively.

For the three months ended March 31, 2018, LIFO liquidations resulted in LIFO income of $2.5 million, which was more than offset by LIFO expense of $10.5 million related to current inflation, for an overall net increase in cost of sales of $8.0 million. LIFO liquidations occur when there are decrements of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases.

2. Revenue Recognition

On January 1, 2018, the Company adopted Topic 606 applying the modified retrospective transition method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net reduction to beginning retained earnings of $0.4 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The impact to revenues for the three months ended March 31, 2018 was immaterial as a result of adopting Topic 606.

Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue. Revenues are recognized when control of the promised goods are transferred to or services are performed for customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

Merchandise Sales

The Company principally generates revenue from selling workplace products to reseller customers under a contract or by purchase order.  The Company’s product offerings may be divided into the following primary categories: (1) janitorial, foodservice and breakroom supplies, including janitorial and sanitation supplies, breakroom items, foodservice consumables, safety and security items and paper and packaging supplies; (2) technology products, including computer accessories and computer hardware items such as printers and other peripherals, imaging supplies and data storage; (3) traditional office products, including writing instruments, business machines, filing and record storage products, presentation products, shipping and mailing supplies, calendars and general office accessories; (4) industrial supplies, including various industrial MRO (maintenance, repair and operations) items, hand and power tools, safety and security supplies, janitorial equipment, oilfield and welding supplies; (5) cut sheet paper products, including copy paper with a wide assortment of styles and types; (6) automotive products, including a broad portfolio of automotive aftermarket tools and equipment; and (7) office furniture, including desks, filing and storage solutions, seating and systems furniture, along with a variety of specialized products for niche markets such as education, government, healthcare and professional services.

Control of goods usually transfers to the customer when those goods are shipped. For certain customers, control of goods transfers when those goods are delivered. Merchandise sales are billed daily or monthly. The amount of revenue recognized for merchandise sales is adjusted for expected returns, which are estimated based on historical product return trends and the gross margin associated with those returns; cash discounts, which are estimated based on customer purchases and discount terms and historical payments; and rebates, which are estimated based on sales volume to customers and customer rebate terms. The Company presents this revenue in net sales.

Other Revenues

The remainder of the Company’s consolidated net sales were generated by advertising, fulfillment and other services. Advertising revenue is generated from the sale of catalogs and other advertising materials to customers over time. The Company also offers fulfillment services including fulfillment of product orders on behalf of the customer and call center support. The Company acts as an agent of the customer and therefore recognizes revenue on a net basis. The Company presents other revenues in net sales.

Contracts with Customers

Disaggregation of Revenues

In accordance with authoritative Generally Accepted Accounting Principles (“GAAP”), the following table disaggregates revenue from contracts with customers into product categories. The Company has determined that disaggregating revenue into these categories provides appropriate disclosure and achieves associated objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company generated 98% of net sales from its operations in the United States in the three months ended March 31, 2018 and 2017. As noted in the Company’s 2017 Form 10-K the Company has one reportable segment.

The disaggregated revenue for the three months ended March 31, 2018, and 2017 are as follows (in thousands):

	Three months ended March 31,
	2018	2017

Product categories:
Janitorial, foodservice and breakroom supplies (JanSan products)	$328,226	$345,408
Technology products	314,704	317,198
Traditional office products	178,976	198,078
Industrial supplies	155,575	147,197
Cut sheet paper products	119,547	106,148
Automotive products	80,992	78,806
Office furniture	58,826	72,091
Other revenues	3,309	4,457
Total revenue	$1,240,155	$1,269,383

Cost of sales for the three months ended March 31, 2018 and 2017 totaled $1.1 billion, respectively.

Accounts Receivable and Customer Rebates

The Company enters into contracts to sell goods to resellers with credit terms that vary based on the risk of the customer, the volume of transactions and the nature of contractual terms. These credit terms may allow the customer to make payment in arrears, which are adjusted for significant financing components when recorded as an account receivable. The Company also provides certain contract rebates, upfront marketing arrangements, acquisition assistance and other rebates which are intended to incentivize customers to engage in long-term purchase arrangements with the Company. These are either prepaid at contract inception and amortized over the term of the contract or accrued over the contract term. Prepaid customer rebates are included as a component of either “Other current assets” or “Other assets” in the Condensed Consolidated Balance Sheets, while accrued customer rebates are included as a component of “Accrued liabilities” in the Condensed Consolidated Balance Sheets, refer to Note 11 – “Other Assets and Liabilities.”

Prepaid customer rebates at March 31, 2018 consisted of amounts to be amortized as a reduction of revenues in the future as follows:

Year
2018	$22,522
2019	12,537
2020	8,964
2021	6,562
2022	4,597
Thereafter	6,529
Total prepaid customer rebates	$61,711

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2018, no revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. This disclosure does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

Performance Obligations

At the inception of each contract, the Company assesses the goods and services promised in its contracts and identifies each distinct performance obligations. To identify the performance obligations, the Company considers all goods or services promised regardless of whether they are explicitly stated or implied within the contract or by standard business practices. The Company determined that net merchandise sales to resellers and end-consumers represent performance obligations. This includes the packing and shipping of product through either delivery to the reseller or direct delivery to the end-consumer.

Shipping and handling activities performed before the customer obtains control of the goods are not considered promised services under customer contracts and therefore are not distinct performance obligations. The Company has chosen to make an accounting policy election to account for shipping and handling activities that occur after the customer obtains control of the goods as a fulfillment activity, and therefore accrues the expense of shipping and handling in cost of goods sold when merchandise is shipped.  Shipping and handling costs billed to customers are part of the contract consideration and recognized at the time control of the promised goods has transferred to the customer.  Control of goods generally transfers to the customer when those goods are shipped (FOB-shipping point).

When Performance Obligations Are Satisfied

For performance obligations related to sales, revenue is recognized when control is transferred. Determining when control transfers requires judgments that affect the timing of revenue recognized. Generally, revenue is recognized at a point in time when shipment occurs from the Company’s warehousing facilities. At this time, the customer is able to direct the use of the product and obtains substantially all of the benefits and risks from the product or service. The Company has a present right to payment at that time, the customer has legal title to the product, and the Company has transferred physical possession.

Significant Payment Terms

Payment terms for net merchandise sales, fulfillment and other services are dependent on the agreed upon contractual repayment terms of the customer. Typically, these vary dependent on the size of the customer and its risk profile to the Company. Some customers receive discounts based on the contractual terms wherein early payment reduces the net payment amount. Conversely, for some customers the Company provides enhanced payment terms which can extend up to and in excess of one year from invoicing. In some instances, these enhanced terms represent a significant financing component with an assumption of implicit interest. These amounts were immaterial in the period of adoption.

Given the Company’s reliance on customer rebates and discounts of the selling price of net sales, the Company notes that many of the contracts contain variable consideration payable to the customer that is recognized when the underlying revenue associated with the rebate and discount is recognized. Customer rebates and discounts include volume components, growth components, conversions, promotions, discount programs, and other programs. Estimates for customer rebates and discounts are based on both historical and estimated sales volume and other drivers as dictated by the contract. Changes in estimates of sales volume, product mix, customer mix or sales patterns, or actual results that vary from such estimates may impact future results.

Returns and Refunds

In the normal course of business, the Company accepts product returns based on certain contractual terms, typically for product expiration dating or damage. The Company estimates reserves for returns and the related refunds to customers based on historical experience of similar products and customers, as applicable. Reserves for returned merchandise are included as a component of “Other current assets” in the Condensed Consolidated Balance Sheets, while refund liabilities are included as a component of “Accrued liabilities.”

Practical Expedient Usage and Accounting Policy Elections

The Company has determined to utilize the modified retrospective approach which requires cumulative effect adjustment to the opening balance of retained earnings in the current year. This opening adjustment is determined based on the impact of the new revenue standard’s application on contracts that were not completed as of January 1, 2018, the date of initial application of the standard. This election had an immaterial impact on the Company’s financial statements.

The Company applies the practical expedient in Accounting Standard Codification (“ASC”) 606-10-65-1(f)(4) and does not retrospectively restate contracts for contract modifications that occurred before the beginning of the earliest reporting period presented. Instead, the Company has aggregated the effect of all modifications that occurred before the earliest reporting period presented. The effect of applying this practical expedient was immaterial.

For the Company’s contracts that have an original duration of one year or less, the Company uses the practical expedient in ASC 606-10-32-18 applicable to such contracts and does not consider the time value of money in relation to significant financing components.  The effect of applying this practical expedient was immaterial.

Per ASC 606-10-25-18B, the Company has elected to account for shipping and handling activities that occur after the customer has obtained control as a fulfillment activity instead of a performance obligation. Furthermore, shipping and handling activities performed before transfer of control of the product also do not constitute a separate and distinct performance obligation.

The Company has elected to exclude from the transaction price those amounts which relate to sales and other taxes that are assessed by governmental authorities and that are imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer.

The Company applies the practical expedient in ASC 606-10-50-14 and is not required to determine the amount of the transaction price allocated to the remaining performance obligations that have original expected durations of one year or less. The effect of applying this practical expedient was immaterial as the Company has no remaining performance obligations associated with merchandise sales as of December 31, 2017.

Applying the practical expedient in ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in “Warehouse, marketing and administrative expenses.” The effect of applying this practical expedient was immaterial.

3. Share-Based Compensation

During the three months ended March 31, 2018, the Company granted 107,296 shares of restricted stock, no RSUs and 634,778 performance-based units, compared to 43,385 shares of restricted stock and 221,297 RSUs in the same period of 2017. No performance-based units were granted in the three months ended March 31, 2017.

4. Severance and Restructuring Charges

In 2015, the Company commenced two restructuring actions that included workforce reductions, facility closures and actions to reduce costs through management delayering in order to achieve broader functional alignment of the organization (“2015 restructuring action”). The charges associated with this action were included in “Warehousing, marketing and administrative expenses.” This action was substantially completed in 2016.

In the first quarter of 2018, the Company launched a restructuring program (“2018 restructuring action”) that will span to mid-2020. It includes facility consolidations totaling an anticipated $23 million to $28 million and workforce reductions totaling an anticipated $7 million to $12 million, or in aggregate an estimated cash cost of $30 million to $40 million over the restructuring period. These amounts will be included in restructuring charges in the Condensed Consolidated Statement of Operations.

Product assortment refinement charges have also been incurred and are reflected as additional cost of goods sold in the quarter ended March 31, 2018.

The expenses, cash flows, and liabilities associated with the 2015 and 2018 restructuring actions described above are noted in the following table (in thousands):

	Expense	Cash flow		Liabilities
	For the three months ended March 31,	For the three months ended March 31,	For the three months ended March 31,	As of March 31,	As of December 31,
	2018	2018	2017	2018	2017
2018 Actions:
Product assortment refinement	$42,823

Workforce reduction	11,588	673	-	10,915	-
Facility closure	3,012	1,517		1,403
Total	$57,423	$2,190	$-	$12,318	$-

Fourth Quarter 2015 Actions:
Workforce reduction	$(539)	$-	$316	$378	$917

First Quarter 2015 Actions:
Workforce reduction	$-	$-	$94	$664	$664

Total	$56,884	$2,190	$410	$13,360	$1,581

5. Goodwill and Intangible Assets

Due to changes in management structure to allow for sales and operational efficiency, a new Canadian operating segment was created in the first quarter of 2018. This segment includes operations previously included in the Industrial and Automotive segments. The Canadian operating segment does not meet the materiality thresholds for reporting of individual segments and is combined with the other operating segments into one reportable segment. The Company has determined that each of the Company’s goodwill reporting units comprise an operating segment. At March 31, 2018, goodwill balances of the reporting units were $11.1 million at Industrial and $2.0 million at Canada.

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

The following table summarizes the intangible assets of the Company by major class of intangible asset and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	March 31, 2018				December 31, 2017
				Weighted				Weighted
				Average				Average
	Gross		Net	Useful	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	(years)	Amount	Amortization	Amount	(years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$137,853	$(74,351)	$63,502	16	$138,110	$(72,192)	$65,918	16
Non-compete agreements	4,655	(4,260)	395	4	4,659	(4,260)	399	4
Trademarks	13,741	(6,772)	6,969	14	13,766	(6,642)	7,124	14
Total	$156,249	$(85,383)	$70,866		$156,535	$(83,094)	$73,441

The following table summarizes the amortization expense to be incurred in 2018 through 2022 on intangible assets (in thousands):

Year	Amount
2018	$8,066
2019	6,944
2020	6,941
2021	6,941
2022	6,887

6. Accumulated Other Comprehensive Loss

The change in Accumulated Other Comprehensive Loss (“AOCI”) by component, net of tax, for the period ended March 31, 2018 was as follows (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2017	$(5,933)	$(206)	$(44,874)	$(51,013)
Other comprehensive income (loss) before reclassifications	(928)	1,347	-	419
Amounts reclassified from AOCI	-	144	1,044	1,188
Net other comprehensive income	(928)	1,491	1,044	1,607
AOCI, balance as of March 31, 2018	$(6,861)	$1,285	$(43,830)	$(49,406)

The following table details the amounts reclassified out of AOCI into the income statement during the three months ended March 31, 2018 (in thousands):

	Amount Reclassified From AOCI
	For the Three
	Months Ended
	March 31,
Details About AOCI Components	2018
Realized and unrealized gains (losses) on cash flow hedges
Gain on interest rate swap, before tax	$194	Interest and other expense, net
	(50)	Tax provision
	$144	Net of tax

Defined benefit pension plan items
Amortization of prior service cost and unrecognized loss	$1,405	Interest and other expense, net
	(361)	Tax provision
	1,044	Net of tax
Total reclassifications for the period, net of tax	$1,188

7. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock, performance unit awards, restricted stock units and deferred stock units are considered dilutive securities. For the three-month periods ended March 31, 2018 and 2017, 0.1 million and 0.2 million shares of such securities, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. An additional 0.3 million and 0.2 million shares of common stock outstanding for the three months ended March 31, 2018 and 2017, respectively, were excluded from the computation because the respective net loss would have caused the calculation to be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss	$(51,440)	$(188,593)
Denominator:
Denominator for basic earnings per share -
weighted average shares	36,865	36,644
Effect of dilutive securities:
Employee stock options and restricted stock	-	-
Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	36,865	36,644
Net loss per share:
Net loss per share - basic	$(1.40)	$(5.15)
Net loss per share - diluted (1)	$(1.40)	$(5.15)

(1)

As a result of the net loss in the three months ended March 31, 2018 and 2017, the effect of potentially dilutive securities would have been anti-dilutive and have been omitted from the calculation of diluted earnings per share.

8. Debt

Debt consisted of the following amounts (in millions):

	As of	As of
	March 31, 2018	December 31, 2017

2017 Credit Agreement	$6.1	$6.1
Current maturities of long term debt	$6.1	$6.1

Term Loan	$65.4	$67.0
Revolving Credit Facility	220.8	181.3
FILO Facility	100.0	100.0
2013 Note Purchase Agreement	150.0	150.0
Total long-term debt	$536.2	$498.3
Transaction Costs	$(5.9)	$(6.3)

Total Debt	$536.4	$498.1

9. Pension and Post-Retirement Benefit Plans

The Company maintains pension plans covering union and certain non-union employees. For more information on the Company’s retirement plans, see Note 13 – “Pension Plans and Defined Contribution Plan” to the Company’s Consolidated Financial Statements in the 2017 Form 10-K.

In accordance with the adoption of ASU 2017-07 the Company has retrospectively revised the presentation of the non-service components of periodic pension cost to “Interest and other expense, net” in the condensed consolidated statement of operations, while service cost remains in “Warehouse, marketing and administrative expense.” A summary of the effect for periods presented was as follows (in thousands):

	Three months ended March 31, 2017
Condensed consolidated statement of loss	As reported	As revised	Effect of change
Warehousing, marketing and administrative expenses	$173,022	$172,298	$(724)
Operating loss	(186,182)	(185,458)	724
Interest and other expense, net	6,739	7,463	724
Loss before income taxes	(192,921)	(192,921)	-

A summary of net periodic pension cost related to the Company’s pension plans for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Service cost - benefit earned during the period	$444	$321

Interest cost on projected benefit obligation	1,769	1,862
Expected return on plan assets	(2,266)	(2,272)
Amortization of prior service cost	101	72
Amortization of actuarial loss	1,304	1,062
Total non-service cost	$908	$724

Net periodic pension cost	$1,352	$1,045

The Company made cash contributions of $10.0 million in January 2018 and April 2017, respectively, to its pension plans. Additional contributions, if any, for the remainder of 2018 have not yet been determined. As of March 31, 2018 and December 31, 2017, respectively, the Company had accrued $33.3 million and $43.3 million of pension liability within “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.

Defined Contribution Plans

The Company has defined contribution plans covering certain salaried associates, non-union hourly paid associates and certain union associates (the “Plans”). The Plans permit associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plans. The Plans also provide for Company-funded discretionary contributions as well as matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expense of $1.9 million, respectively, for the Company match of employee contributions to the Plans for the three months ended March 31, 2018 and 2017.

10. Fair Value Measurements

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

The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Interest rate swap & foreign exchange hedges:
Assets
- as of March 31, 2018	$1,357	$-	$1,357	$-
- as of December 31, 2017	$29	$-	$29	$-

Liabilities
- as of December 31, 2017	$638	$-	$638	$-

The carrying amount of accounts receivable at March 31, 2018, approximates fair value because of the short-term nature of this item. As of March 31, 2018, no assets or liabilities are measured at fair value on a nonrecurring basis.

11. Other Assets and Liabilities

Receivables related to supplier allowances totaling $74.0 million and $90.8 million were included in “Accounts receivable” in the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively.

Current and non-current prepaid customer rebates, net of allowances, were $53.9 million and $40.7 million as of March 31, 2018, and December 31, 2017, respectively, and are included as a component of “Other current assets” and “Other long-term assets”. Accrued customer rebates of $36.8 million and $49.2 million as of March 31, 2018 and December 31, 2017, respectively, were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

12. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.

For the three months ended March 31, 2018, the Company recorded an income tax benefit of $15.2 million on pre-tax loss of $66.7 million for an effective tax rate of 22.8%. For the three months ended March 31, 2017, the Company recorded income tax benefit of $4.3 million on a pre-tax loss of $192.9 million, for an effective tax rate of 2.2%.

The Company’s U.S. federal statutory rate is 21.0%. The most significant factor impacting the effective tax rate for the three months ended March 31, 2018 was the discrete impact of the equity compensation adjustment related to ASU No. 2016-09. The most significant factor impacting the effective tax rate for the three months ended March 31, 2017 was the discrete impact of the goodwill impairment charges.

The effective tax rate for the three months ended March 31, 2018, also reflects the reduced federal corporate income tax rate as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017. The Company continues to analyze the aspects of the Tax Act which could potentially affect the provisional estimates that were recorded in the year ended December 31, 2017.

13. Legal Matters

The Company has been named as a defendant in two lawsuits alleging that the Company sent unsolicited fax advertisements to the named plaintiffs, as well as other persons and entities, in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 ("TCPA"). One lawsuit was initially filed in the United States District Court for the Central District of California on May 1, 2015, and subsequently refiled in the United States District Court for the Northern District of Illinois (the “ND IL”). The other lawsuit was filed in the ND IL on January 14, 2016. The two lawsuits were consolidated for discovery and pre-trial proceedings, and assigned to the same judge. Plaintiffs in both lawsuits seek certification of a class of plaintiffs comprised of persons and entities who allegedly received fax advertisements from the Company. Under the TCPA, recipients of unsolicited fax advertisements can seek damages of $500 per fax for inadvertent violations and up to $1,500 per fax for knowing and willful violations. Other reported TCPA lawsuits have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances. In each lawsuit, the Company has vigorously contested class certification and denied that any violations occurred. On November 3, 2017, the ND IL granted a motion by the Company to deny class certification.  The effect of the ruling prevents the formation of a class and limits the two plaintiffs to their individual claims. On November 17, 2017, plaintiffs filed a Petition for Permission to Appeal under Rule 23(f) of the Federal Rules of Civil Procedure (the “Petition”) with the United States Court of Appeals for the 7th Circuit (the “7th Circuit”). The 7th Circuit granted the Petition, and following briefing, the 7th Circuit heard oral argument on the appeal on April 10, 2018.  The lawsuits are stayed until the 7th Circuit rules on the appeal.

Litigation of this kind is likely to lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures. Regardless of whether the lawsuits are resolved at trial or through settlement, the Company believes that a loss associated with resolution of the pending claims is probable. In 2016, the Company recorded a $4.0 million, pre-tax reserve within “Warehousing, marketing and administrative expenses” in the Condensed Consolidated Statement of Operations and during the three months ended March 31, 2017, the Company recorded an additional $6.0 million, pre-tax reserve to reflect events concerning mediation activities and settlement negotiations between the Company and the plaintiffs, for a total reserve of $10.0 million at March 31, 2017. The Company continues to evaluate its defenses based on its internal review and investigation of prior events, new information and future circumstances. Final disposition of the lawsuits, whether through settlement or through trial, may result in a loss materially in excess of the aggregate recorded amount. However, a range of reasonably possible excess losses is not estimable at this time.

In 2017, the Company was named in a class action lawsuit filed by a former employee in the Los Angeles Superior Court. During the second quarter of 2017, the Company reached an agreement on the general terms of a settlement to resolve this litigation. The parties have finalized a settlement agreement, which is now subject to court approval. A hearing on the parties’ Motion for Preliminary Approval is set for May 10, 2018. In consideration of the settlement, in the second quarter of 2017, the Company recorded a $3.0 million pre-tax reserve within “Warehousing, marketing and administrative expenses” in the Condensed Consolidated Statement of Operations.

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

14. Pending Transaction Activity

On April 12, 2018, the Company announced it entered into a definitive agreement with Genuine Parts Company (“GPC”) pursuant to which the Company will combine with GPC’s Business Products Group (collectively, the “Business”) in a business combination transaction, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of April 12, 2018, by and among GPC, Rhino SpinCo, Inc., a Delaware corporation and wholly owned subsidiary of GPC (“SpinCo”), ESND and Elephant Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of ESND (“Merger Sub”). In connection with the Merger Agreement, GPC and SpinCo entered into a Separation Agreement dated as of April 12, 2018 (the “Separation Agreement”), pursuant to which the Business will be separated from GPC.

In the transactions contemplated by the Merger Agreement and the Separation Agreement, (i) GPC will transfer certain of its wholly owned subsidiaries that are engaged in the Business to SpinCo, (ii) GPC will distribute SpinCo’s stock to GPC’s stockholders by way of a pro rata dividend (the “Distribution”), and (iii) Merger Sub will merge with and into SpinCo, with SpinCo as the surviving corporation (the “Merger”) and a wholly owned subsidiary of ESND. Upon consummation of the transactions contemplated by the Merger Agreement and the Separation Agreement, GPC shareholders will receive approximately 40.2 million shares of ESND common stock, which will represent approximately 51% of the outstanding shares of ESND common stock. ESND’s existing stockholders will continue to hold the remaining approximately 49% of the outstanding shares of ESND common stock.

Prior to the Distribution, SpinCo will enter into a credit facility for up to $400 million (the “SpinCo Debt”) and immediately thereafter, GPC will transfer certain wholly owned subsidiaries to SpinCo and SpinCo will draw the SpinCo Debt in an amount sufficient to make special cash payments to GPC of approximately $347 million, subject to adjustment based on SpinCo’s and ESND’s net debt and SpinCo’s net working capital at the time of the Distribution and certain other adjustments. SpinCo has entered into commitment letters with certain financial institutions to provide for the SpinCo Debt.

The transaction, which has been unanimously approved by the Boards of ESND and GPC, is expected to be tax free to the companies’ respective shareholders.

The issuance of shares by ESND in connection with the transaction requires approval by ESND’s stockholders and is subject to certain regulatory approvals and other customary closing conditions. The transaction is expected to close before the end of 2018. If the Merger Agreement is terminated under certain circumstances, ESND may be required to pay GPC a termination fee of $12 million or may under other circumstances be required to reimburse GPC up to $3 million for certain expenses in connection with the merger.

The Company expects to incur significant integration and transaction costs in connection with the transactions during the remainder of 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements often contain words such as “expects,” “anticipates,” “estimates,” “intends,” “plans,” “believes,” “seeks,” “will,” “is likely to,” “scheduled,” “positioned to,” “continue,” “forecast,” “predicting,” “projection,” “potential” or similar expressions. Forward-looking statements include references to goals, plans, strategies, objectives, projected costs or savings, anticipated future performance, results or events and other statements that are not strictly historical in nature. These forward-looking statements are based on management’s current expectations, forecasts and assumptions. This means they involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied here. These risks and uncertainties include, without limitation, those set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2017 (the “2017 Form 10-K”).

Readers should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking information herein is given as of this date only, and the Company undertakes no obligation to revise or update it.

Company Overview

Essendant Inc. is a leading national distributor of workplace items, with 2017 net sales of $5.0 billion. The Company provides access to a broad assortment of over 170,000 items including janitorial, foodservice and breakroom supplies (JanSan), technology products, traditional office products, industrial supplies, cut sheet paper products, automotive products and office furniture. Essendant serves a diverse group of approximately 29,000 reseller customers. They include resellers in the independent reseller channel, including: office and workplace, facilities and maintenance, technology, military, automotive aftermarket, healthcare, other vertical suppliers and industrial resellers; the national reseller channel; and the e-commerce channel.

The Company is focused on three strategic drivers:

1) Improve efficiency across the distribution network and reduce the cost base

•	Redesign inbound freight logistics through inbound freight consolidation centers in select locations that will reduce costs across the supply chain and improve distribution center efficiency
•	Optimize the distribution network footprint with sales volumes to streamline costs while maintaining high service levels
•	Reduce operating expenses by implementing targeted cost improvements

2) Accelerate sales performance in key channels

•	Partner with independent resellers who are well positioned to grow
•	Align resources around channels and independent resellers that provide growth opportunities, including JanSan distributors, vertical markets, industrial, e-commerce and automotive

3) Advance supplier partnerships that leverage Essendant’s network and capabilities

•	Leverage strategic partnerships with suppliers to create more value utilizing Essendant’s nationwide distribution network, drop-ship capabilities, and next-day delivery proposition
•	Continue to refine the Company’s product assortment and evolve the preferred supplier program

Key Trends and Recent Results

Net sales in the first quarter of 2018 declined by 2.3% compared to the first quarter of 2017 due to declines in the national reseller channel. Profitability in the quarter was adversely impacted by lower sales volumes and lower supplier allowances. Net sales for full year 2018 are expected to be down 3% to down 5% from the prior year.

Actions impacting comparability of results (the “Actions”)

2018 Actions

•

Restructuring plan charges of $56.9 million, which includes product assortment refinements, facility consolidation and workforce reductions were incurred to advance the Company’s strategic drivers by reducing its cost base, aligning organizational infrastructure and leadership with the Company’s growth channels to drive sales, and providing capacity to invest in products with preferred suppliers and in growth categories. Product assortment refinements represent charges incurred to write-down inventory the Company has chosen to discontinue to the expected realizable value. The Company expects the restructuring program and other initiatives to reduce costs and reach run-rate annual savings of more than $50 million by 2020, with more than half achieved in 2018. Refer to Note 4 – “Severance and Restructuring Charges” for further details.

•

Transformational expenses associated with the implementation of strategic drivers to improve the value of the business totaled $4.2 million. These expenses, which result from the changing strategies of the Company, included consulting fees and other activities for which the Company has had significant investment.

2017 Actions

•	Goodwill impairment charge of $198.8 million as a result of sustained share price declines.
•	An accrual related to ongoing TCPA litigation of $6.0 million. Refer to Note 13 – “Legal Matters” for further details.
•	Transformational expenses totaled $3.0 million.

First Quarter Results

•

Loss per share for the first quarter of 2018 of $(1.40) decreased from loss per share of $(5.15) in the prior year quarter, including the impacts of the Actions discussed above. Adjusted diluted loss per share was $(0.12) in the quarter, compared to adjusted earnings per share of $0.25 in the prior year quarter. Adjusted diluted earnings per share is expected to increase in the second half of 2018 compared to the first half, as the Company’s cost improvement efforts will scale throughout the year. This will enable the Company to return to positive adjusted diluted earnings per share in the second half and for the full year. Refer to the Adjusted Gross Profit, Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net (Loss) Income, Adjusted (Loss) Earnings Per Share, Adjusted EBITDA and Free Cash Flow table (the “Non-GAAP table”) included later in this section for more detail.

•	First quarter net sales decreased 2.3% or $29.2 million from the prior year quarter to $1.2 billion.
•

Gross margin as a percentage of net sales in the first quarter of 2018 was 9.8% versus 14.6% in the prior year quarter. Gross margin for the first quarter of 2018 was $121.2 million, compared to $185.7 million in the first quarter of 2017, including the impact of the Actions discussed above. Adjusted gross margin was $164.0 million or 13.2% of net sales, compared to $185.7 million or 14.6% in the prior year quarter.

•

Operating expenses in the first quarter of 2018 were $179.6 million or 14.5% of net sales, compared with $371.1 million or 29.2% of net sales in the prior year quarter, including impacts of the Actions. Adjusted operating expenses in the first quarter of 2018 were $161.4 million or 13.0% of net sales compared to $163.3 million or 12.9% of net sales in the prior year quarter.

•

Operating loss for the quarter ended March 31, 2018 was $(58.4) million or (4.7%) of net sales, compared to operating loss of $(185.5) million or (14.6%) of net sales in the prior year quarter, including impacts of the Actions discussed above. Excluding the Actions, adjusted operating income in the first quarter of 2018 was $2.6 million or 0.2% of net sales, compared to $22.3 million or 1.8% of net sales in the first quarter of 2017.

•

Free cash flow in the three months ended March 31, 2018 was $(29.2) million compared to $44.7 million in the prior year period. Free cash flow, generated by the business for 2018, incorporating the costs and benefits of restructuring, is expected to be in excess of $40 million, excluding transaction costs.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Trends and Recent Results” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2017 Form 10-K.

Critical Accounting Policies, Judgments and Estimates

In the first quarter of 2018, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the 2017 Form 10-K other than those noted below.

Revenue Recognition

During the quarter ended March 31, 2018, the Company adopted the provisions of ASC 606. Refer to Note 2 – “Revenue Recognition” for a description of the immaterial impact of the adoption on the Company’s financial statements and accounting policies.

Pension and Post-retirement Benefit Plans

During the quarter ended March 31, 2018, the Company adopted the provisions of ASU 2017-07. Refer to Note 9 – “Pension and Post-Retirement Benefit Plans” for a description of the impact of adoption on the Company’s financial statements and accounting policies.

Results of Operations—Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

The following table presents the Condensed Consolidated Statements of Income results (in thousands):

	For the Three Months Ended March 31,
	2018		2017 (1) (2)
	Amount	% of Net sales	Amount	% of Net sales
Net sales:
Janitorial, foodservice and breakroom supplies (JanSan products)	$328,226	26.5%	$345,408	27.2%
Technology products	314,704	25.4%	317,198	25.0%
Traditional office products	178,976	14.4%	198,078	15.6%
Industrial supplies	155,575	12.5%	147,197	11.6%
Cut sheet paper products	119,547	9.6%	106,148	8.4%
Automotive products	80,992	6.5%	78,806	6.2%
Office furniture	58,826	4.7%	72,091	5.7%
Other revenues	3,309	0.4%	4,457	0.3%
Total net sales	1,240,155	100.0%	1,269,383	100.0%
Cost of goods sold	1,118,979	90.2%	1,083,715	85.4%
Total gross profit	$121,176	9.8%	$185,668	14.6%
Operating expenses:
Warehousing, marketing and administrative expenses	165,544	13.3%	172,298	13.5%
Restructuring charges	14,061	1.2%	-	0.0%
Impairment of goodwill	-	0.0%	198,828	15.7%
Total operating expenses	$179,605	14.5%	$371,126	29.2%
Total operating loss	(58,429)	(4.7%)	(185,458)	(14.6%)
Interest and other expense, net	8,222	0.7%	7,463	0.6%
Loss before income taxes	(66,651)	(5.4%)	(192,921)	(15.2%)
Income tax benefit	(15,211)	(1.3%)	(4,328)	(0.3%)
Net loss	$(51,440)	(4.1%)	$(188,593)	(14.9%)

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such changes include reclassification of specific products to different product categories and the allocation of freight revenue to product categories in accordance with the adoption of ASC 606 (see Note 2 – “Revenue Recognition”). These changes did not impact the Condensed Consolidated Statements of Income. All percentage presentations described below are based on the reclassified amounts.

(2)	Revised for the adoption of ASU 2017-07 (see Note 9 – “Pension and Post-Retirement Benefit Plans”).

Net Sales. Net sales for the quarter ended March 31, 2018 were $1.2 billion, a 2.3% decrease from $1.3 billion in sales during the quarter ended March 31, 2017. Net sales by key product category for the quarters included the following:

JanSan product sales decreased $17.2 million or 5.0% in the first quarter of 2018 compared to the first quarter of 2017. Sales decreased due to declines in the national reseller channel of $23.1 million and e-commerce declines of $4.7 million, partially offset by increased independent reseller channel sales of $10.7 million. As a percentage of total sales, JanSan represented 26.5% in the first quarter of 2018, a decrease from the prior year quarter percentage of total sales of 27.2%.

Technology product (primarily ink and toner) sales decreased $2.5 million or 0.8% from the first quarter of 2017. Sales in this category decreased primarily as a result of declines in the national retail channel of $20.8 million and e-commerce channel of $1.9 million, partially offset by increased independent reseller channel sales of $20.2 million. As a percentage of total sales, technology products represented 25.4% in the first quarter of 2018, an increase from the prior year quarter percentage of total sales of 25.0%.

Traditional office product sales decreased $19.1 million or 9.6% in the first quarter of 2018 compared to the first quarter of 2017. Sales in this category decreased due to reductions in the national reseller channel of $12.0 million, e-commerce declines of $4.5 million and independent reseller channel declines of $2.6 million. As a percentage of total sales, traditional office products represented 14.4% in the first quarter of 2018, a decrease from the prior year quarter percentage of total sales of 15.6%.

Industrial supplies sales increased $8.4 million or 5.7% in the first quarter of 2018 compared to the first quarter of 2017. This increase was driven by growth in the retail channel of $3.2 million, general industrial channel of $2.8 million and the international channel of $1.1 million. As a percentage of total sales, industrial supplies represented 12.5% in the first quarter of 2018, an increase from the prior year quarter percentage of total sales of 11.6%.

Cut sheet paper product sales increased $13.4 million or 12.6% in the first quarter of 2018 compared to the first quarter of 2017. The increase in this category was primarily driven by increased independent reseller channel sales of $12.5 million and e-commerce sales growth of $1.8 million, partially offset by national reseller channel sales declines of $0.9 million. As a percentage of total sales, cut sheet paper represented 9.6% in the first quarter of 2017, which increased from the prior year quarter percentage of total sales of 8.4%.

Automotive product sales increased $2.2 million or 2.8% in the first quarter of 2018 compared to the first quarter of 2017. The increase in this category was driven by strength in the mobile dealer channel and International channel. As a percentage of total sales, automotive products represented 6.5% in the first quarter of 2018, which increased from the prior year quarter percentage of total sales of 6.2%.

Office furniture sales decreased $13.3 million or 18.4% in the first quarter of 2018 compared to the first quarter of 2017. This decrease was primarily the result of declines in sales to the national reseller channel of $8.2 million, the independent reseller channel of $2.7 million and e-commerce declines of $2.4 million. As a percentage of total sales, office furniture represented 4.7% in the first quarter of 2018, which decreased from the prior year quarter percentage of total sales of 5.7%.

Gross Profit and Gross Margin Rate. Gross profit for the first quarter of 2018 was $121.2 million, compared to $185.7 million in the first quarter of 2017. Gross profit as a percentage of net sales (the gross margin rate) of 9.8% decreased 486 basis points (bps) from the prior-year quarter gross margin rate of 14.6% primarily due to product assortment refinement charges (345 bps). Adjusted gross profit was $164.0 million, or 13.2%, a decrease of $21.7 million or 140 bps from the prior year quarter principally due to lower supplier allowances driven by inventory purchase mix and timing (91 bps) and an unfavorable product margin due to lower sales volumes (36 bps).

Operating Expenses. Operating expenses for the first quarter of 2018 were $179.6 million or 14.5% of net sales, compared to $371.1 million or 29.2% of net sales in the prior year. The $191.5 million decrease was primarily driven by the prior year goodwill impairment of $198.8 million, partially offset by restructuring expenses of $14.1 million in the current quarter. Adjusted operating expenses were $161.4 million, a decrease of $1.9 million from the prior year quarter due to decreases in employee and other fixed expenses.

Interest and Other Expense, net. Interest and Other expense, net for the first quarter of 2018 was $8.2 million compared to $7.5 million in the first quarter of 2017. This increase was primarily driven by higher interest rates as compared to the prior year quarter.

Income Taxes. Income tax benefit was $(15.2) million for the first quarter of 2018, compared to $(4.3) million for the same period in 2017. The Company’s effective tax rate was 22.8% for the current-year quarter compared to 2.2% for the same period in 2017. The effective income tax rate in 2018 was most impacted by the pre-tax loss being offset by non-deductible or permanent items in the quarter while the most significant factor impacting the effective tax rate for the three months ended March 31, 2017 was the permanent impact of the goodwill impairment charge recognized in the quarter.

Net Loss. Net loss for the first quarter of 2018 was $(51.4) million or $(1.40) per share, compared to net loss of $(188.6) million or $(5.15) per share in the prior year quarter. Adjusted net loss was $(4.3) million, or $(0.12) per diluted share, compared with adjusted net income of $9.2 million or $0.25 per diluted share for the prior year quarter.

Cash Flows

Cash flows for the Company for the three-month periods ended March 31, 2018 and 2017 are summarized below (in thousands):

	Three months ended March 31,
	2018	2017
Net cash (used in) provided by operating activities	$(21,425)	$53,025
Net cash used in investing activities	(7,792)	(8,312)
Net cash provided by (used in) financing activities	31,560	(43,443)

Operating Activities

For the three-month period ended March 31, 2018, the decrease in net cash from operating activities was principally the result of the net loss, decreased accounts payable, increased other assets, increased accounts receivable, partially offset by a decrease in inventory.

Investing Activities

Gross capital spending for the three-month period ended March 31, 2018 and 2017 was $7.8 million and $8.3 million, respectively, which was used for various investments in fleet equipment, information technology systems, technology hardware, and distribution center equipment including facility projects.

Financing Activities

The Company’s cash flow from financing activities is largely dependent on levels of borrowing under the Company’s credit agreement and quarterly dividend payments.

In February 2018, the Board of Directors approved a dividend of $0.14 that was paid on April 13, 2018 to shareholders of record as of March 15, 2018.

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

Availability of financing as of March 31, 2018, is summarized below (in millions):

	Aggregated Committed Principal	Borrowing Base Limitation	Total Utilization	Net Availability
2017 Credit Agreement
Term Loan	$71.5	$71.5	$71.5	$-
Revolving Credit Facility (1)	1,000.0	864.2	397.9	466.3
First-in-Last-Out ("FILO")	100.0	100.0	100.0	-
Total all Funding Sources	$1,171.5	$1,035.7	$569.4	$466.3

(1)

The 2017 Credit Agreement provides for the issuance of letters of credit up to $50.0 million, plus up to $165.0 million to be used as collateral for obligations under the 2013 Note Purchase Agreement. Letters of credit totaling $177.1 million were utilized as of March 31, 2018.

The Company’s total debt and debt-to-total capitalization ratio consisted of the following amounts (in millions):

	As of	As of
	March 31,	December 31,
	2018	2017
2017 Credit Agreement
Term Loan	$71.5	$73.1
Revolving Credit Facility	220.8	181.3
FILO Facility	100.0	100.0
2013 Note Purchase Agreement	150.0	150.0
Debt	542.3	504.4
Stockholders’ equity	441.4	494.9
Total capitalization	$983.7	$999.3

Debt-to-total capitalization ratio	55.1%	50.5%

Refer to Note 11 – “Debt,” in the 2017 Form 10-K for further descriptions of the provisions of the Company’s financing facilities.

Adjusted Gross Profit, Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net (Loss) Income, Adjusted Diluted (Loss) Earnings Per Share, Adjusted EBITDA and Free Cash Flow (the “Non-GAAP table”)

The Non-GAAP table below presents Adjusted Gross Profit, Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net (Loss) Income, Adjusted Diluted (Loss) Earnings per Share, Adjusted EBITDA and Free Cash Flow for the three months ended March 31, 2018 and 2017 (in thousands, except per share data). These non-GAAP measures exclude certain non-recurring items and exclude other items that do not reflect the Company’s ongoing operations and are included to provide investors with useful information about the financial performance of our business. The presented non-GAAP financial measures should not be considered in isolation or as substitutes for the comparable GAAP financial measures. The non-GAAP financial measures do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP, and these non-GAAP financial measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures.

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

Restructuring actions were taken in 2018 and included product assortment refinements and workforce reductions and facility consolidation (refer to Note 4 – “Severance and Restructuring Charges”).

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

In the three months ended March 31, 2017, the Company recorded goodwill impairment which resulted from declines in sales, earnings and market capitalization (refer to Note 5 – “Goodwill and Intangible Assets”).

•	Other actions. Actions, which may be non-recurring events, that result from the changing strategies and needs of the Company and do not reflect the underlying expense of the on-going business.

In the three months ended March 31, 2018, these include charges related to transformational expenses and a gain reflecting receipt of payment on notes receivable reserved in 2015. In the three months ended March 31, 2017, other actions included litigation (refer to Note 13 – “Legal Matters”) and transformational expenses.

Adjusted Gross Profit, adjusted operating expenses and adjusted operating income. Adjusted gross profit, adjusted operating expenses and adjusted operating income provide management and our investors with an understanding of the results from the primary operations of our business by excluding the effects of items described above that do not reflect the ordinary expenses and earnings of our operations. Adjusted gross profit, adjusted operating expenses and adjusted operating income are used to evaluate our period-over-period operating performance as they are more comparable measures of our continuing business. These measures may be useful to an investor in evaluating the underlying operating performance of our business.

Adjusted net (loss) income and adjusted diluted (loss) earnings per share. Adjusted net (loss) income and adjusted diluted (loss) earnings per share provide a more comparable view of our Company’s underlying performance and trends than the comparable GAAP measures. Net (loss) income and diluted (loss) earnings per share are adjusted for the effect of items described above that do not reflect the ordinary earnings of our operations.

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

Outlook. Adjusted diluted earnings per share and free cash flow are non-GAAP measures. A quantitative reconciliation of non-GAAP guidance to the corresponding GAAP information is not available because the non-GAAP guidance excludes certain GAAP information that is uncertain and difficult to predict. The adjusted diluted earnings per share guidance excludes impacts in the first three months of 2018 of $1.26 per share related to restructuring charges, transformational expenses and a payment on notes receivable. Actual amounts appear in the non-GAAP table included later in this section. For the remainder of the year, the factors that will be excluded are currently unknown due to the level of unpredictability and uncertainty associated with these items, but may include actions such as future restructuring charges, transformational expenses and cash flow impacts of acquisitions.

	For the Three Months Ended March 31,
	2018	2017 (2)

Gross profit	$121,176	$185,668
Restructuring charges - product assortment refinements	42,823	-
Adjusted gross profit	$163,999	$185,668

Operating expenses	$179,605	$371,126
Restructuring charges (Note 4)	(14,061)	-
Transformational expenses	(4,231)	(2,951)
Payment on notes receivable	110	-
Impairment of goodwill (Note 5)	-	(198,828)
Litigation reserve (Note 13)	-	(6,000)
Adjusted operating expenses	$161,423	$163,347

Operating loss	$(58,429)	$(185,458)
Gross profit and operating expense adjustments noted above	61,005	207,779
Adjusted operating income	$2,576	$22,321

Net loss	$(51,440)	$(188,593)
Gross profit and operating expense adjustments noted above	61,005	207,779
Non-GAAP tax provision on adjustments
Product assortment refinements	(9,733)	-
Restructuring charges (Note 4)	(3,195)	-
Transformational expenses	(961)	(1,118)
Payment on notes receivable	25	-
Impairment of goodwill (Note 5)	-	(6,559)
Litigation reserve (Note 13)	-	(2,324)
Income tax provision on adjusted net loss	(13,864)	(10,001)
Adjusted net (loss) income	$(4,299)	$9,185

Diluted loss per share (1)	$(1.38)	$(5.15)
Gross profit and operating expense adjustments noted above	1.64	5.67
Non-GAAP tax provision on adjustments	(0.38)	(0.27)
Adjusted diluted (loss) earnings per share	$(0.12)	$0.25

Net loss	$(51,440)	$(188,593)
Income tax benefit	(15,211)	(4,328)
Interest and other expense, net	8,222	7,463
Depreciation and amortization	10,798	10,965
Equity compensation expense	2,030	2,468
Gross profit and operating expense adjustments noted above	61,005	207,779
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$15,404	$35,754

Net cash (used in) provided by operating activities	$(21,425)	$53,025
Net cash used in investing activities	(7,792)	(8,312)
Free cash flow	$(29,217)	$44,713

(1)

Diluted loss per share for the three months ended March 31, 2018 and 2017 under GAAP reflect an adjustment to the basic earnings per share due to the net loss. The diluted earnings per share here does not reflect this adjustment.

(2)	Revised in the first quarter of 2018 for the impact of the adoption of a new pension accounting pronouncement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the quarter ended March 31, 2018, from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Note 13 – “Legal Matters.”

ITEM 1A.	RISK FACTORS.

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the 2017 Form 10-K. There have been no material changes to the risk factors described in such Form 10-K, except for the following.

RISKS RELATED TO ESSENDANT’S PLANNED MERGER WITH GPC’S SPR BUSINESS

On April 12, 2018, Essendant announced it entered into a definitive agreement with Genuine Parts Company (“GPC”) pursuant to which Essendant will combine with GPC’s Business Products Group (collectively, the “SPR Business”) in a business combination transaction, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of April 12, 2018, by and among GPC, Rhino SpinCo, Inc., a Delaware corporation and wholly owned subsidiary of GPC (“SpinCo”), ESND and Elephant Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of ESND (“Merger Sub”). In connection with the Merger Agreement, GPC and SpinCo entered into a Separation Agreement dated as of April 12, 2018 (the “Separation Agreement”), pursuant to which the SPR Business will be separated from GPC. In the transactions contemplated by the Merger Agreement and the Separation Agreement, (i) GPC will transfer certain of its wholly owned subsidiaries that are engaged in the SPR Business to SpinCo, (ii) GPC will distribute SpinCo’s stock to GPC’s stockholders by way of a pro rata dividend (the “Distribution”), and (iii) Merger Sub will merge with and into SpinCo, with SpinCo as the surviving corporation (the “Merger” and, together with the Distribution, the “Transactions”) and a wholly owned subsidiary of ESND.

We have identified the following additional risks related to the Transactions:

Essendant may not realize the anticipated cost synergies and growth opportunities from the Transactions.

Essendant expects that it will realize cost synergies, growth opportunities and other financial and operating benefits as a result of the Transactions. Essendant’s success in realizing these benefits, and the timing of their realization, depends on the successful integration of the business operations of the SPR Business with Essendant. Even if Essendant is able to integrate the SPR Business successfully, Essendant cannot predict with certainty if or when these cost synergies, growth opportunities and benefits will occur, or the extent to which they will actually be achieved. For example, the benefits from the Transactions may be offset by costs incurred in integrating the companies. Realization of any benefits and synergies could be affected by the factors described in other risk factors and a number of factors beyond Essendant’s control, including, without limitation, general economic conditions, further consolidation in the industries in which Essendant operates, increased operating costs and regulatory developments.

The integration of the SPR Business with Essendant following the Transactions may present significant challenges.

There is a significant degree of difficulty inherent in the process of integrating the SPR Business with Essendant. These difficulties include:

•	the integration of the SPR Business with Essendant’s current businesses while carrying on the ongoing operations of all businesses;
•	managing a significantly larger company than before the consummation of the Transactions;
•	coordinating geographically separate organizations;
•	integrating the business cultures of each of the SPR Business and Essendant, which may prove to be incompatible;
•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters;
•	integrating certain information technology, purchasing, accounting, finance, sales, billing, human resources, payroll and regulatory compliance systems; and
•	the potential difficulty in retaining key officers and personnel of Essendant and SpinCo.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the SPR Business or Essendant’s business. Members of Essendant’s or the SPR Business’ senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage Essendant or the SPR Business, serve the existing Essendant business or the SPR Business, or develop new services or strategies. If Essendant’s or the SPR Business’ senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, the business of Essendant or the SPR Business could suffer.

Essendant’s successful or cost-effective integration of the SPR Business cannot be assured. The failure to do so could have a material adverse effect on Essendant’s business, financial condition or results of operations after the Transactions.

Essendant and GPC may fail to obtain the required regulatory approvals in connection with the Merger in a timely fashion, if at all, or regulators may impose burdensome conditions.

Essendant and GPC are subject to certain antitrust and competition laws, and the proposed Merger is subject to review and approval by regulators under those laws, including review and approval by the Antitrust Division of the U.S. Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Acts of 1976 (“HSR Act”). Although Essendant and GPC have agreed to use reasonable best efforts to obtain the requisite approvals, there can be no assurance that these regulatory approvals will be obtained.

Additionally, the requirement to receive certain federal regulatory approvals before the consummation of the Transactions could delay the completion of the Transactions if, for example, one or more government agencies request additional information from the parties in order to facilitate their review of the Transactions. An extended delay in the completion of the Transactions could diminish the anticipated benefits of the Transactions or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Transactions. In addition, these governmental entities may attempt to condition their approval of the Transactions on the imposition of conditions, terms, obligations or restrictions that could have a material adverse effect on the Transactions themselves or Essendant’s business after the Transactions, including, but not limited to, Essendant’s operating results or the value of its common stock. If Essendant agrees to any material conditions, terms, obligations or restrictions in order to obtain any approvals required to complete the Transactions, the business, financial condition or results of operations of the combined company may be adversely affected.

Failure to complete the Transactions could adversely impact the market price of Essendant common stock as well as its business and operating results.

The consummation of the Transactions is subject to numerous conditions, including without limitation: (i) the spin-off having taken place in accordance with the Separation Agreement; (ii) the Securities and Exchange Commission declaring effective Essendant’s registration statement registering Essendant common stock to be issued pursuant to the Merger Agreement; (iii) approval of the issuance of our common stock by the requisite vote of Essendant’s stockholders; and (iv) expiration of the applicable waiting period under the HSR Act. There is no assurance that these conditions will be met and that the Transactions will be consummated.

If the Transactions are not completed for any reason, the price of Essendant common stock may decline to the extent that the market price of Essendant common stock reflects positive market assumptions that the Transactions will be completed and the related benefits will be realized. In addition, Essendant and GPC have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory, printing and financial services fees related to the Transactions. A substantial portion of these expenses must be paid regardless of whether the Transactions are consummated. Even if the Transactions are completed, delay in the completion of the Transactions could diminish the anticipated benefits of the Transactions or result in additional transaction expenses, loss of revenue or other effects associated with uncertainty about the Transactions. If the Transactions are not consummated because the Merger Agreement is terminated, Essendant may be required under certain circumstances to pay GPC a $12 million termination fee or may under other circumstances be required to reimburse GPC for up to $3 million for certain expenses in connection with the Transactions.

The announcement and pendency of the Merger could have an adverse effect on Essendant’s stock price, business, financial condition, results of operations or business prospects.

The announcement and pendency of the Merger could disrupt Essendant’s business in negative ways. For example, customers and other third-party business partners of Essendant or the SPR Business may seek to terminate and/or renegotiate their relationships with Essendant or the SPR Business as a result of the Merger, whether pursuant to the terms of their existing agreements with Essendant and/or the SPR Business or otherwise. In addition, current and prospective employees of Essendant and the SPR Business may experience uncertainty regarding their future roles with the combined company, which might adversely affect Essendant’s ability to retain, recruit and motivate key personnel. Should they occur, any of these events could adversely affect the stock price of, or harm the financial condition, results of operations or business prospects of, Essendant.

Essendant will incur significant costs related to the Transactions.

Essendant expects to incur significant one-time costs in connection with the Transactions in 2018, including legal, accounting and other professional fees and transition and integration-related expenses. While Essendant expects to be able to fund these one-time costs using cash from operations and borrowings under existing and anticipated credit sources, these costs will negatively impact Essendant’s liquidity, cash flows and results of operations in the periods in which they are incurred.

The Transactions may discourage other companies from trying to acquire Essendant before or for a period of time following completion of the Transactions.

Certain provisions in the Merger Agreement prohibit Essendant from soliciting any acquisition proposal during the pendency of the Merger. If the Merger Agreement is terminated under circumstances that obligate Essendant to pay GPC a termination fee, Essendant’s financial condition will be adversely affected as a result of the payment of the termination fee, which might deter third parties from proposing alternative acquisition proposals, including acquisition proposals that might result in greater value to Essendant stockholders than the Transactions. In addition, we have entered into a Tax Matters Agreement with GPC and SpinCo, certain provisions of which are intended to preserve the intended tax treatment of certain transactions contemplated by the Merger Agreement and the Separation Agreement. These provisions may discourage acquisition proposals for a period of time following the Transactions. Essendant expects to issue approximately 40.2 million shares of its common stock in connection with the Merger. Consequently, Essendant will be a significantly larger company and have significantly more shares of common stock outstanding after the consummation of the Transactions, an acquisition of Essendant may become more expensive. As a result, some companies may not seek to acquire Essendant.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	Not applicable.
(b)	Not applicable.
(c)	Common Stock Purchases.

The Company did not repurchase any shares of common stock in the three months ended March 31, 2018 and 2017. The Company did not repurchase any additional shares through April 25, 2018. As of that date, the Company had approximately $68.2 million remaining of existing share repurchase authorization from the Board of Directors.

2018 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2018 to January 31, 2018	-	-	-	68,160,702
February 1, 2018 to February 28, 2018	-	-	-	68,160,702
March 1, 2018 to March 31, 2018	-	-	-	68,160,702
Total First Quarter	-	$-	-	$68,160,702

ITEM 6.	EXHIBITS
(a)	Exhibits

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

4.3	Amendment No. 2 to Note Purchase Agreement, dated as of August 30, 2016, among ESND, ECO, and the note purchasers identified therein (Exhibit 10.7 to the Company’s Form 10-Q filed on October 26, 2016)
4.4	Amendment No 3 to Note Purchase Agreement, dated as of February 9, 2017, among ESND, ECO and the note purchasers identified therein (Exhibit 10.2 to the Form 10-Q filed on April 27, 2017)
4.5	Amendment No 4 to Note Purchase Agreement, dated as of February 22, 2017, among ESND, ECO and the note purchasers identified therein (Exhibit 10.3 to the Form 10-Q filed on April 27, 2017)
4.6	Parent Guaranty, dated as of November 25, 2013, by ESND in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the 2013 Form 10-K)
4.7	Subsidiary Guaranty, dated as of November 25, 2013, by all of the domestic subsidiaries of ECO (Exhibit 4.6 to the 2013 Form 10-K)
10.1*	Annual Cash Incentive Award Plan for Section 16 Officers**
10.2*	Form of Cash Incentive Award Agreement **
10.3*	Form of Performance-Based Restricted Stock Unit Award Agreement for Section 16 Officers**
10.4*	Form of Performance-Based Cash Award Agreement**
10.5*ⱡ	Agreement and Plan of Merger Dated as of April 12, 2018 by and among Genuine Parts Company, Rhino SpinCo, Inc., Essendant Inc. and Elephant Merger Sub Corp
10.6*ⱡ	Separation Agreement Dated as of April 12, 2018 by and between Genuine Parts Company and Rhino SpinCo, Inc.
31.1*	Certification of Chief Executive Officer, dated as of April 25, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, dated as of April 25, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of April 25, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Essendant Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on April 25, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at March 31, 2018 and December 31, 2017; (ii) the Condensed Consolidated Statement of Loss for the three-month periods ended March 31, 2018 and 2017; (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three-month periods ended March 31, 2018 and 2017; (iv) the Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

*	- Filed herewith
**	- Represents a management contract or compensatory plan or arrangement
ⱡ	- Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be supplementally provided to the Securities and Exchange Commission upon request

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENDANT INC.
(Registrant)

Date: April 25, 2018	/s/ Janet Zelenka
Janet Zelenka
Senior Vice President and Chief Financial Officer