Form 10-Q
period 2018-06-30
ESSENDANT INC
filed 2018-08-09
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38499

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

On August 3, 2018, the registrant had outstanding 37,709,883 shares of common stock, par value $0.10 per share.

ESSENDANT INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of June 30,	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$31,751	$28,802
Accounts receivable, less allowance for doubtful accounts of $16,677 in 2018 and $17,102 in 2017	640,134	619,200
Inventories	742,886	821,683
Other current assets	63,903	43,044
Total current assets	1,478,674	1,512,729
Property, plant and equipment, net	129,927	132,793
Intangible assets, net	68,547	73,441
Goodwill	13,065	13,153
Other long-term assets	73,061	42,134
Total assets	$1,763,274	$1,774,250
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$526,263	$500,883
Accrued liabilities	195,342	189,916
Current maturities of long-term debt	6,072	6,079
Total current liabilities	727,677	696,878
Deferred income taxes	1,175	1,192
Long-term debt	518,660	492,044
Other long-term liabilities	76,525	89,222
Total liabilities	1,324,037	1,279,336
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2018 and 2017	7,444	7,444
Additional paid-in capital	415,449	412,987
Treasury stock, at cost – 36,725,594 shares in 2018 and 36,811,366 shares in 2017	(1,091,993)	(1,093,813)
Retained earnings	1,156,910	1,219,309
Accumulated other comprehensive loss	(48,573)	(51,013)
Total stockholders’ equity	439,237	494,914
Total liabilities and stockholders’ equity	$1,763,274	$1,774,250

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017* Revised	2018	2017* Revised
Net sales	$1,254,222	$1,260,656	$2,494,378	$2,530,038
Cost of goods sold	1,081,016	1,083,092	2,199,996	2,166,807
Gross profit	173,206	177,564	294,382	363,231
Operating expenses:
Warehousing, marketing and administrative expenses	156,574	160,972	322,119	333,270
Restructuring charges	8,019	-	22,080	-
Impairment of goodwill	-	-	-	198,828
Operating (loss) income	8,613	16,592	(49,817)	(168,867)
Interest and other expense, net	8,850	7,022	17,072	14,485
(Loss) income before income taxes	(237)	9,570	(66,889)	(183,352)
Income tax (benefit) expense	(140)	4,474	(15,352)	146
Net (loss) income	$(97)	$5,096	$(51,537)	$(183,498)
Net (loss) income per share - basic:	$(0.00)	$0.14	$(1.40)	$(5.01)
Average number of common shares outstanding - basic	36,925	36,673	36,895	36,659
Net (loss) income per share - diluted:	$(0.00)	$0.14	$(1.40)	$(5.01)
Average number of common shares outstanding - diluted	36,925	36,873	36,895	36,659
Dividends declared per share	$0.14	$0.14	$0.28	$0.28

* Revised for the impact of the adoption of a new pension accounting pronouncement (see Note 9 – “Pension and Post-Retirement Benefit Plans”) for further detail.

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net (loss) income	$(97)	$5,096	$(51,537)	$(183,498)
Other comprehensive (loss) income, net of tax
Translation adjustments	(697)	1,092	(1,625)	1,477
Minimum pension liability adjustments	1,045	704	2,089	1,408
Cash flow hedge adjustments	485	(36)	1,976	32
Total other comprehensive income, net of tax	833	1,760	2,440	2,917
Comprehensive income (loss)	$736	$6,856	$(49,097)	$(180,581)

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(51,537)	$(183,498)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,389	21,534
Share-based compensation	4,441	4,038
Gain on the disposition of property, plant and equipment	(771)	(656)
Amortization of capitalized financing costs	713	804
Deferred income taxes	(9,352)	(270)
Change in contingent consideration	(700)	-
Impairment of goodwill	-	198,828
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(21,385)	14,434
Decrease in inventory	78,385	76,757
Increase in other assets	(22,108)	(1,178)
Increase in accounts payable	25,189	24,133
Increase (decrease) in accrued liabilities	9,368	(19,603)
Decrease in other liabilities	(9,955)	(9,512)
Net cash provided by operating activities	23,678	125,811
Cash Flows From Investing Activities:
Capital expenditures	(16,026)	(13,677)
Proceeds from the disposition of property, plant and equipment	296	-
Investment in independent reseller channel	(19,000)	-
Net cash used in investing activities	(34,730)	(13,677)
Cash Flows From Financing Activities:
Net borrowing under revolving credit facility	28,867	31,375
Borrowings under Term Loan	-	77,600
Repayments under Term Loan	(3,036)	(1,518)
Contingent consideration	(967)	-
Net repayments under Securitization Program	-	(200,000)
Net disbursements from share-based compensation arrangements	(238)	(600)
Payment of cash dividends	(10,425)	(10,339)
Payment of debt issuance costs	-	(6,277)
Net cash provided by (used in) financing activities	14,201	(109,759)
Effect of exchange rate changes on cash and cash equivalents	(200)	185
Net change in cash and cash equivalents	2,949	2,560
Cash and cash equivalents, beginning of period	28,802	21,329
Cash and cash equivalents, end of period	$31,751	$23,889
Other Cash Flow Information:
Income tax payments, net	$843	$19,058
Interest paid	14,537	11,809

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Essendant at June 30, 2018 and the results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

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

Approximately 98.2% and 98.0% of total inventory as of June 30, 2018 and December 31, 2017, respectively, has been valued under the Last-In-First-Out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation. Inventory valued under the LIFO accounting method is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of First-In-First-Out (“FIFO”) cost or market, inventory values would have been $168.7 million and $159.3 million higher than reported as of June 30, 2018, and December 31, 2017, respectively.

For the six months ended June 30, 2018, LIFO liquidations resulted in LIFO income of $2.5 million, which was more than offset by LIFO expenses in the three and six months ended June 30, 2018 of $1.4 million and $11.9 million related to current inflation, for an overall net increase in cost of sales of $1.4 million and $9.4 million, respectively. LIFO liquidations occur when there are decrements of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases.

2. Revenue Recognition

On January 1, 2018, the Company adopted Topic 606 applying the modified retrospective transition method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net reduction to beginning retained earnings of $0.4 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The impact to revenues for the three and six-month periods ended June 30, 2018 was immaterial as a result of adopting Topic 606.

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

Contracts with Customers

Disaggregation of Revenues

In accordance with authoritative Generally Accepted Accounting Principles (“GAAP”), the following table disaggregates revenue from contracts with customers into product categories. The Company has determined that disaggregating revenue into these categories provides appropriate disclosure and achieves associated objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company generated 98% of net sales from its operations in the United States in the three and six months ended June 30, 2018 and 2017. As noted in the Company’s 2017 Form 10-K the Company has one reportable segment.

The disaggregated revenue for the three and six months ended June 30, 2018, and 2017 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Product categories:
Janitorial, foodservice and breakroom supplies (JanSan products)	$346,305	$349,700	$674,809	$695,127
Technology products	298,801	309,689	613,621	626,900
Traditional office products	176,617	186,708	355,568	384,740
Industrial supplies	163,031	146,104	318,241	293,303
Cut sheet paper products	116,020	109,631	235,587	215,795
Automotive products	85,389	82,143	166,381	160,949
Office furniture	62,997	69,939	121,798	142,027
Other revenues	5,062	6,742	8,373	11,198
Total revenue	$1,254,222	$1,260,656	$2,494,378	$2,530,038

Cost of sales for the three months ended June 30, 2018 and 2017 totaled $1.1 billion and $1.1 billion, while cost of sales for the six months ended June 30, 2018 and 2017, totaled $2.2 billion and $2.2 billion, respectively.

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

Prepaid customer rebates at June 30, 2018 consisted of amounts to be amortized as a reduction of revenues in the future as follows:

Year
2018	$20,756
2019	11,628
2020	7,638
2021	5,286
2022	3,344
Thereafter	5,143
Total prepaid customer rebates	$53,795

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2018, no revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. This disclosure does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

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

3. Share-Based Compensation

During the three months ended June 30, 2018, the Company granted 45,280 RSUs and no shares of restricted stock or performance-based units, compared to 68 RSUs and 15,577 shares of restricted stock in the same period of 2017. No performance-based units were granted in the three months ended June 30, 2018 or 2017.

During the six months ended June 30, 2018, the Company granted 107,296 shares of restricted stock, 45,280 RSUs and 634,778 performance-based units, compared to 58,962 shares of restricted stock and 221,365 RSUs in the same period of 2017. No performance units were granted in the six months ended June 30, 2017.

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

In the first quarter of 2018, the Company launched a restructuring program (“2018 restructuring action”) that will span to mid-2020. It includes facility consolidations totaling an anticipated $23 million to $28 million and workforce reductions totaling an anticipated $7 million to $12 million, or in aggregate an estimated cash cost of $30 million to $40 million over the restructuring period. These amounts are included in restructuring charges in the Condensed Consolidated Statement of Operations in the three and six months ended June 30, 2018.

Product assortment refinement charges have also been incurred and are reflected as additional cost of goods sold in the three and six months ended June 30, 2018. The reduction in product assortment charges in the three months ended June 30, 2018 was due to better recovery rates than previously estimated.

The expenses, cash flows, and liabilities associated with the 2015 and 2018 restructuring actions described above are noted in the following table (in thousands):

	Expense		Cash flow		Liabilities
	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,	For the six months ended June 30,	As of June 30,	As of December 31,
	2018	2018	2018	2017	2018	2017
2018 Actions:
Product assortment refinement	$(8,554)	$34,269	-	-	-	-

Workforce reduction	(152)	11,436	2,592	-	8,844	-
Facility closure	8,171	11,183	7,235	-	3,770	$-
Total	$8,019	$22,619	$9,827	$-	$12,614	$-

Fourth Quarter 2015 Actions:
Workforce reduction	$(13)	$(553)	$103	$316	$261	$917

First Quarter 2015 Actions:
Workforce reduction	$-	$-	$-	$94	$664	$664

Total	$(548)	$56,335	$9,930	$410	$13,539	$1,581

5. Goodwill and Intangible Assets

Due to changes in management structure to allow for sales and operational efficiency, a new Canadian operating segment was created in the first quarter of 2018. This segment includes operations previously included in the Industrial and Automotive segments. The Canadian operating segment does not meet the materiality thresholds for reporting of individual segments and is combined with the other operating segments into one reportable segment. The Company has determined that each of the Company’s goodwill reporting units comprise an operating segment. At June 30, 2018, goodwill balances of the reporting units were $11.1 million at Industrial and $2.0 million at Canada.

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

The following table summarizes the intangible assets of the Company by major class of intangible asset and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	June 30, 2018				December 31, 2017
				Weighted				Weighted
				Average				Average
	Gross		Net	Useful	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	(years)	Amount	Amortization	Amount	(years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$137,672	$(76,333)	$61,339	16	$138,110	$(72,192)	$65,918	16
Non-compete agreements	4,652	(4,260)	392	4	4,659	(4,260)	399	4
Trademarks	13,725	(6,909)	6,816	14	13,766	(6,642)	7,124	14
Total	$156,049	$(87,502)	$68,547		$156,535	$(83,094)	$73,441

The following table summarizes the amortization expense to be incurred in 2018 through 2022 on intangible assets (in thousands):

Year	Amount
2018	$8,063
2019	6,937
2020	6,934
2021	6,934
2022	6,880

6. Accumulated Other Comprehensive Loss

The change in Accumulated Other Comprehensive Loss (“AOCI”) by component, net of tax, for the six-month period ended June 30, 2018 was as follows (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2017	$(5,933)	$(206)	$(44,874)	$(51,013)
Other comprehensive income (loss) before reclassifications	(1,625)	1,746	-	121
Amounts reclassified from AOCI	-	230	2,089	2,319
Net other comprehensive income	(1,625)	1,976	2,089	2,440
AOCI, balance as of June 30, 2018	$(7,558)	$1,770	$(42,785)	$(48,573)

The following table details the amounts reclassified out of AOCI into the income statement during the three and six months ended June 30, 2018 (in thousands):

	Amount Reclassified From AOCI
	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
Details About AOCI Components	2018	2018
Realized and unrealized gains (losses) on cash flow hedges
Gain on interest rate swap, before tax	$115	$309	Interest and other expense, net
	(30)	(79)	Tax provision
	$85	$230	Net of tax

Defined benefit pension plan items
Amortization of prior service cost and unrecognized loss	$1,405	$2,810	Interest and other expense, net
	(361)	(721)	Tax provision
	1,044	2,089	Net of tax
Total reclassifications for the period, net of tax	$1,129	$2,319

7. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock, performance unit awards, restricted stock units and deferred stock units are considered dilutive securities. For the three and six months ended June 30, 2018, 0.1 million shares and in the three and six months ended June 30, 2017, 0.2 million shares of such securities, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net (loss) Income	$(97)	$5,096	$(51,537)	$(183,498)
Denominator:
Denominator for basic earnings per share -
weighted average shares	36,925	36,673	36,895	36,659
Effect of dilutive securities:
Employee stock options and restricted stock	-	200	-	-
Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	36,925	36,873	36,895	36,659
Net loss per share:
Net loss per share - basic	$(0.00)	$0.14	$(1.40)	$(5.01)
Net loss per share - diluted (1)	$(0.00)	$0.14	$(1.40)	$(5.01)

(1)

As a result of the net loss in the three and six months ended June 30, 2018, and the six months ended June 30, 2017, the effect of potentially dilutive securities would have been anti-dilutive and have been omitted from the calculation of diluted earnings per share.

8. Debt

Debt consisted of the following amounts (in millions):

	As of	As of
	June 30, 2018	December 31, 2017

2017 Credit Agreement	$6.1	$6.1
Current maturities of long term debt	$6.1	$6.1

Term Loan	$63.9	$67.0
Revolving Credit Facility	211.6	181.3
FILO Facility	98.6	100.0
2013 Note Purchase Agreement	150.0	150.0
Total long-term debt	$524.1	$498.3
Transaction Costs	$(5.5)	$(6.3)

Total Debt	$524.7	$498.1

9. Pension and Post-Retirement Benefit Plans

The Company maintains pension plans covering union and certain non-union employees. For more information on the Company’s retirement plans, see Note 13 – “Pension Plans and Defined Contribution Plan” to the Company’s Consolidated Financial Statements in the 2017 Form 10-K.

In accordance with the adoption of ASU 2017-07, the Company has retrospectively revised the presentation of the non-service components of periodic pension cost to “Interest and other expense, net” in the condensed consolidated statement of operations, while service cost remains in “Warehouse, marketing and administrative expense.” A summary of the effect for periods presented was as follows (in thousands):

	Three months ended June 30, 2017			Six months ended June 30, 2017
Condensed consolidated statement of loss	As reported	As revised	Effect of change	As reported	As revised	Effect of change
Warehousing, marketing and administrative expenses	$161,695	$160,972	$(723)	$334,717	$333,270	$(1,447)
Operating income (loss)	15,869	16,592	723	(170,314)	(168,867)	1,447
Interest and other expense, net	6,299	7,022	723	13,038	14,485	1,447
Income (loss) before income taxes	9,570	9,570	-	(183,352)	(183,352)	-

A summary of net periodic pension cost related to the Company’s pension plans for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Service cost - benefit earned during the period	$444	$321	$888	$642

Interest cost on projected benefit obligation	1,769	1,862	3,538	3,724
Expected return on plan assets	(2,266)	(2,272)	(4,532)	(4,544)
Amortization of prior service cost	101	72	202	144
Amortization of actuarial loss	1,304	1,062	2,608	2,124
Total non-service cost	$908	$723	$1,816	$1,447

Net periodic pension cost	$1,352	$1,045	$2,704	$2,090

The Company made cash contributions of $10.0 million in January 2018 and April 2017, respectively, to its pension plans. Additional contributions, if any, for the remainder of 2018 have not yet been determined. As of June 30, 2018 and December 31, 2017, respectively, the Company had accrued $33.2 million and $43.3 million of pension liability within “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.

Defined Contribution Plans

The Company has defined contribution plans covering certain salaried associates, non-union hourly paid associates and certain union associates (the “Plans”). The Plans permit associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plans. The Plans also provide for Company-funded discretionary contributions as well as matching associates’ salary deferral contributions, at the discretion of the Board of Directors. The Company recorded expenses of $1.8 million, for the Company match of employee contributions to the Plans for the three months ended June 30, 2018 compared to $1.9 million in the corresponding period  in 2017 and $3.7 million for the six months ended June 30, 2018 and 2017, respectively.

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

The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Interest rate swap & foreign exchange hedges:
Assets
- as of June 30, 2018	$2,089	$-	$2,089	$-
- as of December 31, 2017	$29	$-	$29	$-

Liabilities
- as of December 31, 2017	$638	$-	$638	$-

The carrying amount of accounts receivable at June 30, 2018, approximates fair value because of the short-term nature of this item. As of June 30, 2018, no assets or liabilities are measured at fair value on a nonrecurring basis.

11. Other Assets and Liabilities

Receivables related to supplier allowances totaling $84.3 million and $90.8 million were included in “Accounts receivable” in the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively.

Current and non-current prepaid customer rebates, net of allowances, were $53.8 million and $40.7 million as of June 30, 2018, and December 31, 2017, respectively, and are included as a component of “Other current assets” and “Other long-term assets”.

Accrued customer rebates of $43.6 million and $49.2 million as of June 30, 2018 and December 31, 2017, respectively, were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

12. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.

For the three and six months ended June 30, 2018, the Company recorded an income tax benefit of $0.1 million on pre-tax loss of ($0.2) million for an effective tax rate of 59.2% and income tax benefit of $15.4 million on pre-tax loss of ($66.9) million for an effective tax rate of 23.0%, respectively. For the three and six months ended June 30, 2017, the Company recorded income tax expense of $4.5 million on pre-tax income of $9.6 million, for an effective tax rate of 46.8% and income tax expense of $0.1 million on pre-tax loss of $(183.4) million for an effective tax rate of (0.1)%, respectively.

The Company’s U.S. federal statutory rate is 21.0%. The most significant factor impacting the effective tax rate for the three and six months ended June 30, 2018 and the three months ended June 30, 2017, was the discrete impact of equity compensation. The most significant factor impacting the effective tax rate for the six months ended June 30, 2017 was the discrete impact of the goodwill impairment charges.

The effective tax rate for the three and six months ended June 30, 2018, also reflects the reduced federal corporate income tax rate as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017. The Company continues to analyze the aspects of the Tax Act which could potentially affect the provisional estimates that were recorded in the year ended December 31, 2017.

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

Litigation of this kind is likely to lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures. Regardless of whether the lawsuits are resolved at trial or through settlement, the Company believes that a loss associated with resolution of the pending claims is probable. In 2016, the Company recorded a $4.0 million, pre-tax reserve within “Warehousing, marketing and administrative expenses” in the Condensed Consolidated Statement of Operations. During the three months ended March 31, 2017, the Company recorded an additional $6.0 million, pre-tax reserve to reflect events concerning mediation activities and settlement negotiations between the Company and the plaintiffs. At June 30, 2018, the total reserve remains $10.0 million. The Company continues to evaluate its defenses based on its internal review and investigation of prior events, new information and future circumstances. Final disposition of the lawsuits, whether through settlement or through trial, may result in a loss materially in excess of the aggregate recorded amount. However, a range of reasonably possible excess losses is not estimable at this time.

In 2017, the Company was named in a class action lawsuit filed by a former employee in the Los Angeles Superior Court. During the second quarter of 2017, the Company reached an agreement on the general terms of a settlement to resolve this litigation. The parties have finalized a settlement agreement, which is subject to court approval. On May 10, 2018, the court granted the parties’ Motion for Preliminary Approval of the settlement agreement. Notice to the class was issued on May 31, 2018. In consideration of the settlement, in the second quarter of 2017, the Company recorded a $3.0 million pre-tax reserve within “Warehousing, marketing and administrative expenses” in the Condensed Consolidated Statement of Operations.  A hearing on final approval of the settlement agreement is scheduled for September 28, 2018.

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

14. Independent reseller channel investments

The Company invested $19 million during the second quarter in the independent reseller channel as part of it’s strategy to accelerate sales performance in key channels.  The Company recognizes its share of the earnings and losses of its investees in “Interest and other expense, net” in the Condensed Consolidated Statement of Operations and includes the investments in “Other assets” in the Condensed Consolidated Balance Sheet.  The carrying value of the investments will be subsequently adjusted to reflect the Company’s share of earnings and losses, other-than-temporary impairments and changes in capital of the investees.

15. Pending Transaction Activity

On April 12, 2018, the Company announced it entered into a definitive agreement with Genuine Parts Company (“GPC”) pursuant to which the Company will combine with GPC’s S.P. Richards Company business (collectively, the “SPR Business”) in a business combination transaction, pursuant to the Agreement and Plan of Merger (as amended, the “Merger Agreement”) dated as of April 12, 2018, by and among GPC, Rhino SpinCo, Inc., a Delaware corporation and wholly owned subsidiary of GPC (“SpinCo”), ESND and Elephant Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of ESND (“Merger Sub”). In connection with the Merger Agreement, GPC and SpinCo entered into a Separation Agreement dated as of April 12, 2018 (the “Separation Agreement”), pursuant to which the Business will be separated from GPC. Additionally, Essendant filed its proxy statement/prospectus-information statement on Form S-4 with the Securities and Exchange Commission (“SEC”) on June 8, 2018. The Company subsequently filed amended proxy statement/prospectus-information statements on Form S-4 with the SEC on July 20, 2018, August 1, 2018 and August 7, 2018. The SEC declared the Form S-4 effective on August 7, 2018.

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

Prior to the Distribution, SpinCo will enter into a credit facility for up to $400 million (the “SpinCo Credit Facility”). Immediately thereafter, GPC will transfer certain wholly owned subsidiaries to SpinCo and SpinCo will draw against the SpinCo Credit Facility in an amount sufficient to make payments in connection with an internal reorganization of the SPR Business, as described further in the Separation Agreement, of approximately $347 million, subject to adjustment based on SpinCo’s and ESND’s net debt and SpinCo’s net working capital at the time of the Distribution and certain other adjustments (the “Internal Reorganization Cash Payments”). SpinCo has entered into commitment letters with certain financial institutions to provide for the SpinCo Debt.

The transaction, which has been unanimously approved by the Boards of ESND and GPC, is expected to be tax free to the companies’ respective shareholders.

Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and related HSR Act rules, the Merger may not be completed until the parties have filed notification and report forms with the U.S. Federal Trade Commission (“FTC”) and observed a specified statutory waiting period. The parties made their respective filings with the FTC under the HSR Act on May 2, 2018. On June 1, 2018, the FTC extended the waiting period by requesting additional information from the parties (a “Second Request”). The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 11:59 p.m. (Eastern Time in the U.S.) on the 30th day after certification of substantial compliance by the parties with such request unless that period is extended voluntarily by the parties or terminated sooner by the FTC.

The issuance of shares by ESND in connection with the transaction requires approval by ESND’s stockholders and is subject to customary closing conditions, including the HSR Act waiting period. The transaction is expected to close before the end of 2018. If the Merger Agreement is terminated under certain circumstances, ESND may be required to pay GPC a termination fee of $12 million or may under other circumstances be required to reimburse GPC up to $3 million for certain expenses in connection with the merger.

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

The Company is focused on three strategic drivers:

1) Improve efficiency across the distribution network and reduce the cost base

•	Redesign inbound freight logistics through inbound freight consolidation centers in select locations that will reduce costs across the supply chain and improve distribution center efficiency
•	Optimize the distribution network footprint with sales volumes to streamline costs while maintaining high service levels
•	Reduce operating expenses by implementing targeted cost improvements

2) Accelerate sales performance in key channels

•	Partner with independent resellers who are well positioned to grow
•	Align resources around channels and independent resellers that provide growth opportunities, including JanSan distributors, vertical markets, industrial, e-commerce and automotive

3) Advance supplier partnerships that leverage Essendant’s network and capabilities

•	Collaborate with suppliers to develop successful market strategies utilizing Essendant’s nationwide distribution network, drop-ship capabilities, and next-day delivery proposition
•	Deepen insights by leveraging advanced digital analytics
•	Continue to refine the Company’s product assortment and evolve the preferred supplier program

Key Trends and Recent Results

Net sales declined by 0.5% in the second quarter of 2018 and by 1.4% in the first six months of 2018 compared to the second quarter and year to date period of 2017, respectively, due to declines in the national reseller channel. Profitability in the quarter and year to date periods have been adversely impacted by higher freight costs, sales mix and lower supplier allowances.

Actions impacting comparability of results (the “Actions”)

2018 Actions

•

Restructuring plan (credits)/charges of ($0.5) million and $56.3 million in the three and six months ended June 30, 2018, respectively, which includes product assortment refinements, facility consolidation and workforce reductions, incurred to advance the Company’s strategic drivers by reducing its cost base, aligning organizational infrastructure and leadership with the Company’s growth channels to drive sales, and providing capacity to invest in products with preferred suppliers and in growth categories. Product assortment refinements represent charges incurred to write-down inventory the Company has chosen to discontinue to the expected realizable value. The Company expects the restructuring program and other initiatives to reduce costs and reach run-rate annual savings of more than $50 million by 2020, with more than half achieved in 2018. Refer to Note 4 – “Severance and Restructuring Charges” for further details.

•

Transformational expenses associated with the implementation of strategic drivers to improve the value of the business in the three and six months ended June 30, 2018, totaled $9.9 million and $14.1 million, respectively. These expenses, which result from the changing strategies of the Company, included potential merger, acquisition and equity investment transaction fees, consulting fees and other activities for which the Company has had significant investment.

2017 Actions

•	Goodwill impairment charge in the six months ended June 30, 2017 of $198.8 million as a result of sustained share price declines.
•

An accrual related to ongoing TCPA litigation and the settlement of an employee-related matter in the three and six months ended June 30, 2017 of $3.0 million and $9.0 million, respectively. Refer to Note 13 – “Legal Matters” for further details.

•	Transformational expenses in the three and six months ended June 30, 2017, totaled $5.4 million and $8.4 million, respectively.

Second Quarter Results

•

Loss per share for the second quarter of 2018 was $(0.00) compared to net income per share of $0.14 in the prior year quarter, including the impacts of the Actions discussed above. Adjusted diluted earnings per share were $0.16 in the quarter, compared to $0.28 in the prior year quarter. Included within Adjusted operating expenses in the current quarter was a $5.1 million, or $0.09 per share, reduction in a receivables reserve for one customer. Refer to the Adjusted Gross Profit, Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Earnings Per Share, Adjusted EBITDA and Free Cash Flow table (the “Non-GAAP table”) included later in this section for more detail.

•	Second quarter net sales decreased 0.5% or $6.4 million from the prior year quarter to $1.3 billion.
•

Gross margin as a percentage of net sales in the second quarter of 2018 was 13.8% versus 14.1% in the prior year quarter. Gross margin for the second quarter of 2018 was $173.2 million, compared to $177.6 million in the second quarter of 2017, including the impact of the Actions discussed above. Adjusted gross margin was $164.7 million or 13.1% of net sales, compared to $177.6 million or 14.1% in the prior year quarter.

•

Operating expenses in the second quarter of 2018 were $164.6 million or 13.1% of net sales, compared with $161.0 million or 12.8% of net sales in the prior year quarter, including impacts of the Actions. Adjusted operating expenses in the second quarter of 2018 were $146.7 million or 11.7% of net sales compared to $152.5 million or 12.1% of net sales in the prior year quarter. Included within Adjusted operating expenses in the current quarter was the reversal of a $5.1 million, or $0.09 per share, reduction in a receivables reserve for one customer.

•

Operating income for the quarter ended June 30, 2018 was $8.6 million or 0.7% of net sales, compared to operating income of $16.6 million or 1.3% of net sales in the prior year quarter, including impacts of the Actions discussed above. Excluding the Actions, adjusted operating income in the second quarter of 2018 was $17.9 million or 1.4% of net sales, compared to $25.0 million or 2.0% of net sales in the second quarter of 2017.

•

Cash flow for the first six months of 2018 was $2.9 million.  Operating cash flow in the first six months included $4.5 million in transaction costs related to the S.P. Richards merger.  Investing cash flow reflects $19 million of investment in the independent reseller channel during the second quarter. Free cash flow totaled $37.2 million in the second quarter of 2018 and $7.9 million in the first six months of 2018.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Trends and Recent Results” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2017 Form 10-K.

Critical Accounting Policies, Judgments and Estimates

In the second quarter of 2018, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the 2017 Form 10-K other than those noted below.

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

Results of Operations—Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017

The following table presents the Condensed Consolidated Statements of Operations results (in thousands):

	For the Three Months Ended June 30,
	2018		2017 (1) (2)
	Amount	% of Net sales	Amount	% of Net sales
Net sales:
Janitorial, foodservice and breakroom supplies (JanSan products)	$346,305	27.6%	$349,700	27.7%
Technology products	298,801	23.8%	309,689	24.6%
Traditional office products	176,617	14.1%	186,708	14.8%
Industrial supplies	163,031	13.0%	146,104	11.6%
Cut sheet paper products	116,020	9.3%	109,631	8.7%
Automotive products	85,389	6.8%	82,143	6.5%
Office furniture	62,997	5.0%	69,939	5.5%
Other revenues	5,062	0.4%	6,742	0.6%
Total net sales	1,254,222	100.0%	1,260,656	100.0%
Cost of goods sold	1,081,016	86.2%	1,083,092	85.9%
Total gross profit	$173,206	13.8%	$177,564	14.1%
Operating expenses:
Warehousing, marketing and administrative expenses	156,574	12.5%	160,972	12.8%
Restructuring charges	8,019	0.6%	-	0.0%
Total operating expenses	$164,593	13.1%	$160,972	12.8%
Total operating (loss) income	8,613	0.7%	16,592	1.3%
Interest and other expense, net	8,850	0.7%	7,022	0.5%
Loss (income) before income taxes	(237)	(0.0%)	9,570	0.8%
Income tax (benefit) expense	(140)	(0.0%)	4,474	0.4%
Net (loss) income	$(97)	(0.0%)	$5,096	0.4%

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such changes include reclassification of specific products to different product categories and the allocation of freight revenue to product categories in accordance with the adoption of ASC 606 (see Note 2 – “Revenue Recognition”). These changes did not impact the Condensed Consolidated Statements of Operations. All percentage presentations described below are based on the reclassified amounts.

(2)	Revised for the adoption of ASU 2017-07 (see Note 9 – “Pension and Post-Retirement Benefit Plans”).

Net Sales. Net sales for the quarter ended June 30, 2018 were $1.3 billion, a 0.5% decrease compared to the quarter ended June 30, 2017. Net sales by key product category for the quarters included the following:

JanSan product sales decreased $(3.4) million or 1.0% in the second quarter of 2018 compared to the second quarter of 2017. Sales decreased due to declines in the national reseller channel of $12.0 million and e-commerce declines of $1.8 million, partially offset by increased independent reseller channel sales of $10.4 million. As a percentage of total sales, JanSan represented 27.6% in the second quarter of 2018, a decrease from the prior year quarter percentage of total sales of 27.7%.

Technology product (primarily ink and toner) sales decreased $(10.9) million or 3.5% from the second quarter of 2017. Sales in this category decreased primarily as a result of declines in the national retail channel of $16.0 million and e-commerce channel of $0.6 million, partially offset by increased independent reseller channel sales of $5.7 million. As a percentage of total sales, technology products represented 23.8% in the second quarter of 2018, a decrease from the prior year quarter percentage of total sales of 24.6%.

Traditional office product sales decreased $(10.1) million or 5.4% in the second quarter of 2018 compared to the second quarter of 2017. Sales in this category decreased due to reductions in the national reseller channel of $8.0 million, e-commerce declines of $2.7 million, partially offset by independent reseller channel increases of $0.6 million. As a percentage of total sales, traditional office products represented 14.1% in the second quarter of 2018, a decrease from the prior year quarter percentage of total sales of 14.8%.

Industrial supplies sales increased $16.9 million or 11.6% in the second quarter of 2018 compared to the second quarter of 2017. This increase was driven by growth in the retail channel of $10.4 million, the general industrial channel of $5.2 million and the international channel of $1.3 million. As a percentage of total sales, industrial supplies represented 13.0% in the second quarter of 2018, an increase from the prior year quarter percentage of total sales of 11.6%.

Cut sheet paper product sales increased $6.5 million or 5.8% in the second quarter of 2018 compared to the second quarter of 2017. The increase in this category was primarily driven by increased independent reseller channel sales of $5.0 million and e-commerce sales growth of $1.9 million, partially offset by national reseller channel sales declines of $0.6 million. As a percentage of total sales, cut sheet paper represented 9.3% in the second quarter of 2017, which increased from the prior year quarter percentage of total sales of 8.7%.

Automotive product sales increased $3.2 million or 4.0% in the second quarter of 2018 compared to the second quarter of 2017. The increase in this category was primarily driven by strength in the auto parts channel. As a percentage of total sales, automotive products represented 6.8% in the second quarter of 2018, which increased from the prior year quarter percentage of total sales of 6.5%.

Office furniture sales decreased $(6.9) million or 9.9% in the second quarter of 2018 compared to the second quarter of 2017. This decrease was primarily the result of declines in sales to the national reseller channel of $7.9 million and e-commerce declines of $0.3 million, partially offset by independent reseller channel sales increases of $1.2 million. As a percentage of total sales, office furniture represented 5.0% in the second quarter of 2018, which decreased from the prior year quarter percentage of total sales of 5.5%.

Gross Profit and Gross Margin Rate. Gross profit for the second quarter of 2018 was $173.2 million, compared to $177.6 million in the second quarter of 2017. Gross profit as a percentage of net sales (the gross margin rate) of 13.8% decreased 28 basis points (bps) from the prior-year quarter gross margin rate of 14.1% primarily due to increased freight expenses (59 bps) and lower product margin (18 bps) resulting from lower supplier allowances and sales mix, partially offset by a reduction in the reserve established in the first quarter of 2018 related to refining the Company’s product assortment (68 bps) due to better recovery rates than previously estimated. Adjusted gross profit was $164.7 million, or 13.1%, a decrease of ($12.9) million or (96 bps) from the prior year quarter principally due to increased freight expenses and lower product margin resulting from lower supplier allowances and sales mix.

Operating Expenses. Operating expenses for the second quarter of 2018 were $164.6 million or 13.1% of net sales, compared to $161.0 million or 12.8% of net sales in the prior year. The $3.6 million increase was primarily driven by restructuring expenses of $8.0 million and increased transformational costs of $4.4 million compared to the prior quarter, partially offset by a $5.1 million reduction in a receivables reserve for one customer and a comparative decline of $3.0 million from 2017 litigation accruals as compared to the prior year quarter. Adjusted operating expenses were $146.7 million, a decrease of $5.8 million from the prior year quarter due to the receivables reserve reduction.

Interest and Other Expense, net. Interest and Other expense, net for the second quarter of 2018 was $8.9 million compared to $7.0 million in the second quarter of 2017. This increase was primarily driven by higher interest rates as compared to the prior year quarter.

Income Taxes. Income tax benefit was $0.1 million for the second quarter of 2018, compared to expense of $4.5 million for the same period in 2017. The Company’s effective tax rate was 59.2% for the current-year quarter compared to 46.8% for the same period in 2017. The effective income tax rate in 2018 was most impacted by the pre-tax loss being offset by non-deductible or permanent items in the quarter while the most significant factor impacting the effective tax rate for the three months ended June 30, 2017 was the impact of the adoption of new accounting guidance related to the tax effects of share-based compensation.

Net Loss. Net loss for the second quarter of 2018 was $(0.1) million or $(0.00) per share, compared to net income of $5.1 million or $0.14 per share in the prior year quarter. Adjusted net income was $6.1 million, or $0.16 per diluted share, compared with adjusted net income of $10.3 million or $0.28 per diluted share for the prior year quarter. Included within Adjusted operating expenses in the current quarter was the reversal of a $5.1 million, or $0.09 per share, reduction in a receivables reserve for one customer.

Results of Operations—Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017

The following table presents the Condensed Consolidated Statements of Operations results (in thousands):

	For the Six Months Ended June 30,
	2018		2017 (1) (2)
	Amount	% of Revenue	Amount	% of Revenue
Net sales:
Janitorial, foodservice and breakroom supplies (JanSan products)	$674,809	27.1%	$695,127	27.5%
Technology products	613,621	24.6%	626,900	24.8%
Traditional office products	355,568	14.3%	384,740	15.2%
Industrial supplies	318,241	12.8%	293,303	11.6%
Cut sheet paper products	235,587	9.4%	215,795	8.5%
Automotive products	166,381	6.7%	160,949	6.4%
Office furniture	121,798	4.9%	142,027	5.6%
Other revenues	8,373	0.2%	11,198	0.4%
Total net sales	2,494,378	100.0%	2,530,038	100.0%
Cost of goods sold	2,199,996	88.2%	2,166,807	85.6%
Total gross profit	$294,382	11.8%	$363,231	14.4%
Operating expenses:
Warehousing, marketing and administrative expenses	322,119	12.9%	333,270	13.2%
Restructuring charges	22,080	0.9%	-	0.0%
Impairment of goodwill	-	0.0%	198,828	7.9%
Total operating expenses	$344,199	13.8%	$532,098	21.1%
Total operating loss	(49,817)	(2.0%)	(168,867)	-6.7%
Interest and other expense, net	17,072	0.7%	14,485	0.5%
Loss before income taxes	(66,889)	(2.7%)	(183,352)	-7.2%
Income tax (benefit) expense	(15,352)	(0.6%)	146	0.1%
Net loss	$(51,537)	(2.1%)	$(183,498)	-7.3%

(1)

Certain prior period amounts have been reclassified to conform to the current presentation. Such changes include reclassification of specific products to different product categories and the allocation of freight revenue to product categories in accordance with the adoption of ASC 606 (see Note 2 – “Revenue Recognition”). These changes did not impact the Condensed Consolidated Statements of Operations. All percentage presentations described below are based on the reclassified amounts.

(2)	Revised for the adoption of ASU 2017-07 (see Note 9 – “Pension and Post-Retirement Benefit Plans”).

Net Sales. Net sales for the six-month period ended June 30, 2018 were $2.5 billion, a 1.4% decrease from $2.5 billion in sales during the six-month period ended June 30, 2017. Net sales by key product category for the period included the following:

JanSan product sales decreased $20.3 million or 2.9% in the first six months of 2018 compared to the first six months of 2018. Sales decreased due to declines in the national reseller channel of $33.9 million and e-commerce declines of $2.0 million, partially offset by increased independent reseller channel sales of $15.4 million. As a percentage of total sales, JanSan represented 27.1% in the first six months of 2018, a decrease from the prior year percentage of total sales of 27.5%.

Technology product (primarily ink and toner) sales decreased $13.3 million or 2.1% from the first six months of 2017. Sales in this category decreased primarily as a result of declines in the national retail channel of $34.8 million and e-commerce channel of $0.7 million, partially offset by increased independent reseller channel sales of $22.2 million. As a percentage of total sales, technology products represented 24.6% in the first six months of 2018, an increase from the prior year percentage of total sales of 24.8%.

Traditional office product sales decreased $29.2 million or 7.6% in the first six months of 2018 compared to the same period in 2017. Sales in this category decreased due to reductions in the national reseller channel of $19.2 million, e-commerce declines of $6.2 million and independent reseller channel declines of $3.8 million. As a percentage of total sales, traditional office products represented 14.3% in the first six months of 2018, a decrease from the prior year percentage of total sales of 15.2%.

Industrial supplies sales increased $24.9 million or 8.5% in the first six months of 2018 compared to the first six months of 2017. This increase was driven by growth in the retail channel of $13.6 million, general industrial channel of $8.0 million and the international channel of $3.4 million. As a percentage of total sales, industrial supplies represented 12.8% in the first six months of 2018, an increase from the prior year percentage of total sales of 11.6%.

Cut sheet paper product sales increased $19.8 million or 9.2% in the first six months of 2018 compared to the same period in 2017. The increase in this category was primarily driven by increased independent reseller channel sales of $17.5 million and e-commerce sales growth of $3.6 million, partially offset by national reseller channel sales declines of $1.3 million. As a percentage of total sales, cut sheet paper represented 9.4% in the first six months of 2017, which increased from the prior year percentage of total sales of 8.5%.

Automotive product sales increased $5.4 million or 3.4% in the first six months of 2018 compared to the first six months of 2017. The increase in this category was driven by strength in the mobile dealer channel, auto parts channel and International channel. As a percentage of total sales, automotive products represented 6.7% in the first six months of 2018, which increased from the prior year percentage of total sales of 6.4%.

Office furniture sales decreased $20.2 million or 14.2% in the first six months of 2018 compared to the same period in 2017. This decrease was primarily the result of declines in sales to the national reseller channel of $16.3 million, the independent reseller channel of $2.1 million and e-commerce declines of $1.8 million. As a percentage of total sales, office furniture represented 4.9% in the first six months of 2018, which decreased from the prior year percentage of total sales of 5.6%.

Gross Profit and Gross Margin Rate. Gross profit for the first six months of 2018 was $294.4 million, compared to $363.2 million in the same period in 2017. Gross profit as a percentage of net sales (the gross margin rate) of 11.8% decreased 256 bps from the prior-year period gross margin rate of 14.4% primarily due to the reserve related to refining the Company’s product assortment (139 bps), decline in product margin (67 bps) due to lower sales and lower supplier allowances resulting from inventory purchase mix and timing, and increased freight costs (40 bps). Adjusted gross profit was $328.7 million, or 13.2%, a decrease of $34.6 million or 118 bps from the prior year period principally due to product margin due to lower sales and lower supplier allowances resulting from inventory purchase mix and timing and increased freight costs.

Operating Expenses. Operating expenses for the first six months of 2018 were $344.2 million or 13.8% of net sales, compared to $532.1 million or 21.1% of net sales in the prior year. The $187.9 million decrease was primarily driven by prior year goodwill impairment of $198.8 million, prior year litigation reserves of $9.0 million and a 2018 reduction of $5.1 million in a receivables reserve for one customer, partially offset by 2018 restructuring expenses of $22.6 million and increased transformational costs of $5.7 million. Adjusted operating expenses were $308.1 million, a decrease of $7.7 million from the prior year period primarily due to the receivables reserve reduction.

Interest and Other Expense, net. Interest and Other expense, net for the first six months of 2018 was $17.1 million compared to $14.5 million in the same period in 2017. This increase was primarily driven by higher interest rates as compared to the prior year.

Income Taxes. Income tax benefit was $15.4 million for the first six months of 2018, compared to $0.1 million of expense for the same period in 2017. The Company’s effective tax rate was 23.0% for the current-year period compared to (0.1)% for the same period in 2017. The effective income tax rate in 2018 was most impacted by the pre-tax loss being offset by non-deductible or permanent items in the quarter while the most significant factor impacting the effective tax rate for the six months ended June 30, 2017 was the discrete impact of the goodwill impairment charge in the period.

Net Loss. Net loss for the first six months of 2018 was ($51.5) million or $(1.40) per share, compared to net loss of $(183.5) million or $(5.01) per share in the prior year period. Adjusted net income was $1.8 million, or $0.05 per diluted share, compared with adjusted net income of $19.5 million or $0.53 per diluted share for the prior year period. Included within Adjusted operating expenses in the current quarter was a $5.1 million, or $0.07, per share, reduction in a receivables reserve for one customer.

Cash Flows

Cash flows for the Company for the six-month periods ended June 30, 2018 and 2017 are summarized below (in thousands):

	Six months ended June 30,
	2018	2017
Net cash provided by operating activities	$23,678	$125,811
Net cash used in investing activities	(34,730)	(13,677)
Net cash provided by (used in) financing activities	14,201	(109,759)

Operating Activities

For the six-month period ended June 30, 2018, net cash from operating activities was principally the result of decreased inventory, due to product assortment refinement charges, increased accounts payable and increased accrued liabilities, partially offset by the net loss, increased accounts receivable and increases in other assets.

Investing Activities

Investing cash outflows were primarily driven by investment of $19.0 million in the independent reseller channel in the six-month period ended June 30, 2018, refer to Note 14 – “Independent reseller channel investments.” Gross capital spending for the six-month period ended June 30, 2018 and 2017 was $16.0 million and $13.7 million, respectively, which was used for various investments in fleet equipment, information technology systems, technology hardware, and distribution center equipment including facility projects.

Financing Activities

The Company’s cash flow from financing activities is largely dependent on levels of borrowing under the Company’s credit agreement and quarterly dividend payments.

In May 2018, the Board of Directors approved a dividend of $0.14 that was paid on July 13, 2018 to shareholders of record as of June 15, 2018.

In July 2018, the Board of Directors approved a dividend of $0.14 to be paid on October 15, 2018 to shareholders of record as of September 14, 2018.

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

Availability of financing as of June 30, 2018, is summarized below (in millions):

	Aggregated Committed Principal	Borrowing Base Limitation	Total Utilization	Net Availability
2017 Credit Agreement
Term Loan	$70.0	$70.0	$70.0	$-
Revolving Credit Facility (1)	1,000.0	849.2	388.6	460.6
First-in-Last-Out ("FILO")	100.0	100.0	98.6	1.4
Total all Funding Sources	$1,170.0	$1,019.2	$557.2	$462.0

(1)

The Fifth Amended and Restated Revolving Credit Agreement, dated as of February 22, 2017, between ESND, ECO, ECO’s material United States subsidiaries, JPMorgan Chase Bank, and certain lenders (as amended, the “2017 Credit Agreement”) provides for the issuance of letters of credit up to $50.0 million, plus up to $165.0 million to be used as collateral for obligations under the Note Purchase Agreement, dated as of November 25, 2013, pursuant to which ECO issued $150 million of senior secured notes due January 15, 2021 (as amended, the “2013 Note Purchase Agreement”). Letters of credit totaling $177.0 million were utilized as of June 30, 2018.

The Company’s total debt and debt-to-total capitalization ratio consisted of the following amounts (in millions):

	As of	As of
	June 30,	December 31,
	2018	2017
2017 Credit Agreement
Term Loan	$70.0	$73.1
Revolving Credit Facility	211.6	181.3
FILO Facility	98.6	100.0
2013 Note Purchase Agreement	150.0	150.0
Debt	530.2	504.4
Stockholders’ equity	439.2	494.9
Total capitalization	$969.4	$999.3

Debt-to-total capitalization ratio	54.7%	50.5%

Refer to Note 11 – “Debt,” in the 2017 Form 10-K for further descriptions of the provisions of the Company’s financing facilities.

Adjusted Gross Profit, Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted EBITDA and Free Cash Flow (the “Non-GAAP table”)

The Non-GAAP table below presents Adjusted Gross Profit, Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings per Share, Adjusted EBITDA and Free Cash Flow for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data). These non-GAAP measures exclude certain non-recurring items and exclude other items that do not reflect the Company’s ongoing operations and are included to provide investors with useful information about the financial performance of our business. The presented non-GAAP financial measures should not be considered in isolation or as substitutes for the comparable GAAP financial measures. The non-GAAP financial measures do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP, and these non-GAAP financial measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures.

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

Restructuring actions were taken in the three and six months ended June 30, 2018 and included product assortment refinements and workforce reductions and facility consolidation (refer to Note 4 – “Severance and Restructuring Charges”).

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

In the six months ended June 30, 2017, the Company recorded goodwill impairment which resulted from declines in sales, earnings and market capitalization (refer to Note 5 – “Goodwill and Intangible Assets”).

•	Other actions. Actions, which may be non-recurring events, that result from the changing strategies and needs of the Company and do not reflect the underlying expense of the on-going business.

In the three and six months ended June 30, 2018, these were charges related to transformational expenses, including potential merger, acquisition and equity investment transactions, and a gain reflecting receipt of payment on notes receivable reserved in 2015. In the three and six months ended June 30, 2017, other actions included litigation (refer to Note 13 – “Legal Matters”) and transformational expenses.

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

Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA). Adjusted EBITDA is helpful in evaluating our operating performance and is used by management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting. Net (loss) income is adjusted for the effect of interest and other expenses, net, taxes, depreciation and amortization and stock-based compensation expense. Management believes that adjusted EBITDA is also commonly used by investors to evaluate operating performance between competitors because it helps reduce variability caused by differences in capital structures, income taxes, stock-based compensation accounting policies, and depreciation and amortization policies.

Free cash flow. Free cash flow is useful to management and our investors as it is a measure of the Company’s liquidity. It provides a more complete understanding of factors and trends affecting our cash flows than the comparable GAAP measure. Net cash provided by operating activities and net cash used in investing activities are aggregated and adjusted to exclude acquisitions and equity investments, net of cash acquired and divestitures.

	For the Three Months Ended June 30,
	2018	2017 (2)

Gross profit	$173,206	$177,564
Restructuring charges - product assortment refinements	(8,554)	-
Adjusted gross profit	$164,652	$177,564

Operating expenses	$164,593	$160,972
Restructuring charges (Note 4)	(8,019)	-
Transformational expenses	(9,854)	(5,444)
Litigation reserve (Note 13)	-	(3,000)
Adjusted operating expenses	$146,720	$152,528

Operating income	$8,613	$16,592
Gross profit and operating expense adjustments noted above	9,319	8,444
Adjusted operating income	$17,932	$25,036

Net (loss) income	$(97)	$5,096
Gross profit and operating expense adjustments noted above	9,319	8,444
Non-GAAP tax provision on adjustments
Product assortment refinements	2,870	-
Restructuring charges (Note 4)	(2,690)	-
Transformational expenses	(3,306)	(2,085)
Litigation reserve (Note 13)	-	(1,164)
Income tax provision on adjusted net loss	(3,126)	(3,249)
Adjusted net income	$6,095	$10,291

Diluted (loss) income per share (1)	$-	$0.14
Gross profit and operating expense adjustments noted above	0.25	0.23
Non-GAAP tax provision on adjustments	(0.09)	(0.09)
Adjusted diluted earnings per share	$0.16	$0.28

Net (loss) income	$(97)	$5,096
Income tax (benefit) expense	(140)	4,474
Interest and other expense, net	8,850	7,022
Depreciation and amortization	10,591	10,569
Equity compensation expense	2,411	1,570
Gross profit and operating expense adjustments noted above	9,319	8,444
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$30,934	$37,174

Net cash provided by operating activities	$45,103	$72,786
Net cash used in investing activities	$(26,938)	$(5,365)
Add: Investment in independent reseller channel (Note 14) (3)	19,000	-
Free cash flow	$37,165	$67,421

(1)

Per share amounts for the three months ended June 30, 2018 under GAAP reflect basic earnings per share due to the net loss. The adjusted diluted earnings per share is based on diluted shares outstanding.

(2)	Revised for the impact of the adoption of a new pension accounting pronouncement.
(3)

The Company invested $19 million during the second quarter in the independent reseller channel as part of its strategic driver to accelerate sales performance in key channels. The Company’s share of earnings and losses of the Company’s investees is reflected in the Condensed Consolidated Statement of Operations and investments are included in the Condensed Consolidated Balance Sheet.

	For the Six Months Ended June 30,
	2018	2017 (2)

Gross profit	$294,382	$363,231
Restructuring charges - product assortment refinements	34,269	-
Adjusted gross profit	$328,651	$363,231

Operating expenses	$344,199	$532,098
Restructuring charges (Note 4)	(22,080)	-
Transformational expenses	(14,084)	(8,395)
Payment on notes receivable	110	-
Impairment of goodwill (Note 5)	-	(198,828)
Litigation reserve (Note 12)	-	(9,000)
Adjusted operating expenses	$308,145	$315,875

Operating loss	$(49,817)	$(168,867)
Gross profit and operating expense adjustments noted above	70,323	216,223
Adjusted operating income	$20,506	$47,356

Net loss	$(51,537)	$(183,498)
Gross profit and operating expense adjustments noted above	70,323	216,223
Non-GAAP tax provision on adjustments
Product assortment refinements	(6,864)	-
Restructuring charges (Note 4)	(5,886)	-
Transformational expenses	(4,267)	(3,203)
Payment on notes receivable	25	-
Impairment of goodwill (Note 5)	-	(6,559)
Litigation reserve (Note 13)	-	(3,488)
Income tax provision on adjusted net loss	(16,992)	(13,250)
Adjusted net income	$1,794	$19,475

Diluted loss per share (1)	$(1.38)	$(4.97)
Gross profit and operating expense adjustments noted above	1.88	5.86
Non-GAAP tax provision on adjustments	(0.45)	(0.36)
Adjusted diluted (loss) earnings per share	$0.05	$0.53

Net loss	$(51,537)	$(183,498)
Income tax (benefit) expense	(15,352)	146
Interest and other expense, net	17,072	14,485
Depreciation and amortization	21,389	21,534
Equity compensation expense	4,441	4,038
Gross profit and operating expense adjustments noted above	70,323	216,223
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$46,336	$72,928

Net cash provided by operating activities	$23,678	$125,811
Net cash used in investing activities	$(34,730)	$(13,677)
Add: Investment in independent reseller channel (Note 14) (3)	19,000	-
Free cash flow	$7,948	$112,134

(1)

Diluted loss per share for the six months ended June 30, 2018 and 2017 under GAAP reflect basic earnings per share due to the net loss. The adjusted diluted earnings per share is based on diluted shares outstanding.

(2)	Revised for the impact of the adoption of a new pension accounting pronouncement.
(3)

The Company invested $19 million during the second quarter in the independent reseller channel as part of its strategic driver to accelerate sales performance in key channels. The Company’s share of earnings and losses of the Company’s investees is reflected in the Condensed Consolidated Statement of Operations and investments are included in the Condensed Consolidated Balance Sheet.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the quarter ended June 30, 2018, from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO ESSENDANT’S PLANNED MERGER WITH GPC’S SPR BUSINESS

On April 12, 2018, Essendant announced it entered into a definitive agreement with Genuine Parts Company (“GPC”) pursuant to which Essendant will combine with GPC’s Business Products Group (collectively, the “SPR Business”) in a business combination transaction, pursuant to the Agreement and Plan of Merger (as amended, the “Merger Agreement”) dated as of April 12, 2018, by and among GPC, Rhino SpinCo, Inc., a Delaware corporation and wholly owned subsidiary of GPC (“SpinCo”), ESND and Elephant Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of ESND (“Merger Sub”). In connection with the Merger Agreement, GPC and SpinCo entered into a Separation Agreement dated as of April 12, 2018 (the “Separation Agreement”), pursuant to which the SPR Business will be separated from GPC. In the transactions contemplated by the Merger Agreement and the Separation Agreement, (i) GPC will transfer certain of its wholly owned subsidiaries that are engaged in the SPR Business to SpinCo, (ii) GPC will distribute SpinCo’s stock to GPC’s stockholders by way of a pro rata dividend (the “Distribution”), and (iii) Merger Sub will merge with and into SpinCo, with SpinCo as the surviving corporation (the “Merger” and, together with the Distribution, the “Transactions”) and a wholly owned subsidiary of ESND.

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

The integration of the SPR Business with Essendant following the Transactions may present significant challenges.

There is a significant degree of difficulty inherent in the process of integrating the SPR Business with Essendant. These difficulties include:

•	the integration of the SPR Business including its employees, customers, and suppliers, with Essendant while carrying on the ongoing operations of all businesses;
•	managing a significantly larger company than before the consummation of the Transactions;
•	coordinating geographically separate organizations;
•	integrating the business cultures of each of the SPR Business and Essendant, which may prove to be incompatible;
•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and
•	the potential difficulty in retaining key officers and personnel of Essendant and SpinCo.

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

Essendant and GPC are subject to certain antitrust and competition laws, and the proposed Merger is subject to review and approval by regulators under those laws, including review and approval by the Federal Trade Commission (“FTC”). Although Essendant and GPC have agreed to use reasonable best efforts to obtain the requisite approvals, there can be no assurance that these regulatory approvals will be obtained. The parties made their respective filings with the FTC under the Hart-Scott-Rodino Antitrust Improvements Acts of 1976 (“HSR Act”) on May 2, 2018. On June 1, 2018, the FTC extended the waiting period by requesting additional information from the parties (a “Second Request”). The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 11:59 p.m. (Eastern Time in the U.S.) on the 30th day after certification of substantial compliance by the parties with such request unless that period is extended voluntarily by the parties or terminated sooner by the FTC.

The parties’ requirement to substantially comply with the Second Request or receive certain federal regulatory approvals before the consummation of the Transactions could delay the completion of the Transactions. An extended delay in the completion of the Transactions could diminish the anticipated benefits of the Transactions or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Transactions. In addition, these governmental entities may attempt to condition their approval of the Transactions on the imposition of conditions, terms, obligations or restrictions that could have a material adverse effect on the Transactions themselves or Essendant’s businesses after the Transactions, including, but not limited to, Essendant’s operating results or the value of its common stock. If Essendant agrees to any material conditions, terms, obligations or restrictions in order to obtain any approvals required to complete the Transactions, the business, financial condition or results of operations of the combined company may be adversely affected.

Failure to complete the Transactions could adversely impact the market price of Essendant common stock as well as its business and operating results.

The consummation of the Transactions is subject to numerous conditions, including without limitation: (i) the separation of the SPR Business from the other businesses of GPC (the “Separation”) having taken place in accordance with the Separation Agreement; (ii) approval of the issuance of our common stock in connection with the Merger Agreement by the requisite vote of Essendant’s stockholders; and (iii) expiration of the applicable waiting period under the HSR Act. There is no assurance that these conditions will be met and that the Transactions will be consummated.

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

The announcement and pendency of the Merger could have an adverse effect on Essendant’s stock price or the business, financial condition, results of operations or business prospects of Essendant or the SPR Business.

The announcement and pendency of the Merger could disrupt Essendant’s businesses in negative ways. For example, customers and other third-party business partners of Essendant or the SPR Business may seek to terminate and/or renegotiate their relationships with Essendant or the SPR Business as a result of the Merger, whether pursuant to the terms of their existing agreements with Essendant and/or the SPR Business or otherwise. In addition, current and prospective employees of Essendant and the SPR Business may experience uncertainty regarding their future roles with the combined company, which might adversely affect Essendant’s ability to retain, recruit and motivate key personnel. Should they occur, any of these events could adversely affect the stock price of Essendant, or harm the financial condition, results of operations or business prospects of, Essendant or the SPR Business.

The previously announced unsolicited proposal from Staples, Inc. to acquire Essendant could have an adverse effect on the business, financial condition, results of operations or business prospects of Essendant.

The previously announced unsolicited proposal from Staples, Inc. to acquire Essendant could disrupt Essendant’s businesses in negative ways. For example, customers, suppliers and other partners of Essendant may seek to terminate or reduce their relationships with Essendant as a result of the proposal. In addition, current and prospective employees of Essendant may experience uncertainty regarding their current or potential roles with Essendant, which might adversely affect Essendant’s ability to retain, recruit and motivate key personnel. Should they occur, any of these events could adversely affect the financial condition, results of operations or business prospects of Essendant.

Essendant will incur significant costs related to the Transactions.

Essendant expects to incur significant one-time costs in connection with the Transactions in 2018, including financing-related fees, legal, accounting and other professional fees and transition and integration-related expenses. While Essendant expects to be able to fund these one-time costs using cash from operations and borrowings under existing and anticipated credit sources, these costs will negatively impact Essendant’s liquidity, cash flows and results of operations in the periods in which they are incurred.

Essendant will incur significant debt related to the Transactions.

Essendant expects to incur new indebtedness in connection with the Transactions, and the degree to which Essendant will be leveraged following completion of the Transactions may have a material adverse effect on Essendant’s businesses, financial condition or results of operations and cash flows. On April 12, 2018, Essendant entered into a commitment letter with JPMorgan Chase Bank, N.A. and Citibank, N.A. (collectively, together with all additional commitment parties added to the commitment letters from time to time, the “Commitment Parties”) (together with any amendments, supplements and joinders thereto, the “Essendant Commitment Letter”) pursuant to which the Commitment Parties have agreed to provide credit facilities to Essendant, the proceeds of which will be used for general corporate purposes, to make any true-up payments required to be made by SpinCo pursuant to the Separation Agreement, to pay certain other fees and expenses and to refinance certain existing indebtedness of Essendant. Also on April 12, 2018, SpinCo entered into a commitment letter with the Commitment Parties (together with any amendments, supplements and joinders thereto the “SpinCo Commitment Letter”; the SpinCo Commitment Letter and the Essendant Commitment Letter are referred to herein collectively as the “Commitment Letters”), pursuant to which the Commitment Parties have agreed to provide a term loan credit facility to SpinCo, the proceeds of which will finance the Internal Reorganization Cash Payments and certain fees and expenses related to the Transactions. Essendant’s ability to make payments on and to refinance its indebtedness, including the debt incurred pursuant to the Transactions, as well as any future debt that Essendant may incur, will depend on, among other things, Essendant’s ability to generate cash in the future from operations, financings or asset sales. Essendant’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond Essendant’s control. If Essendant is not able to repay or refinance its debt as it becomes due, Essendant may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (ii) dedicating an unsustainable level of Essendant’s cash flow from operations to the payment of principal and interest on Essendant’s indebtedness. In addition, Essendant’s ability to withstand competitive pressures and react to changes in Essendant’s industry could be impaired. The lenders who hold such debt also could accelerate amounts due in the event Essendant were to default, which could potentially trigger a default or acceleration of any of Essendant’s other debt. In addition, Essendant may increase its debt or raise additional capital following the Transactions, subject to restrictions in Essendant’s debt agreements and agreements entered into in connection with the Transactions. If Essendant’s cash flow from operations is less than it anticipates, or if Essendant’s cash requirements are more than it expects, Essendant may require more financing. However, debt or equity financing may not be available to Essendant on terms advantageous or acceptable to Essendant, if at all. If Essendant incurs additional debt or raises equity through the issuance of preferred stock, the terms of the debt or preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of Essendant’s common stock, particularly in the event of liquidation. The terms of the debt or preferred stock also may impose additional and more stringent restrictions on Essendant’s operations than it currently has. If Essendant raises funds through the issuance of additional equity, Essendant stockholders’ percentage ownership in Essendant would be diluted. If Essendant is unable to raise additional capital when needed, it could affect Essendant’s financial condition.

Essendant’s rights plan and certain anti-takeover provisions contained in Essendant’s certificate of incorporation, Essendant’s bylaws and under Delaware law could hinder a takeover attempt.

On May 17, 2018, the Essendant Board of Directors adopted a stockholder rights plan, as subsequently amended on May 29, 2018, between Essendant and Equiniti Trust Company, as rights agent (the “Rights Plan”). Pursuant to the Rights Plan, one preferred stock purchase right (a “Right”) was distributed as a dividend on each share of Essendant common stock held of record as of the close of business on May 27, 2018. Each Right entitles Essendant stockholders to purchase a unit representing one one-thousandth of a share of Series A Junior Participating Preferred Stock for $33.00, subject to adjustment.

The Rights generally will be exercisable only if a person or group acquires beneficial ownership (including through derivatives) of 10% or more (or 15% or more for a person or group reporting beneficial ownership on Schedule 13G) of Essendant common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 10% or more of Essendant common stock. The Rights expire on May 17, 2019, unless earlier redeemed, exchanged or terminated.

Although the Essendant Board of Directors believes that, given current circumstances, it is in the best interests of stockholders that no one person or group acquire undue influence or control through purchases of Essendant stock, the Rights Plan could have the effect of delaying, deferring or preventing a change in control. For example, such provisions may deter tender offers for shares of common stock or exchangeable shares, which offers may be attractive to stockholders, or deter purchases of large blocks of common stock or exchangeable shares, thereby limiting the opportunity for stockholders to receive a premium for their shares of common stock or exchangeable shares over the then-prevailing market prices.

Essendant is subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with certain interested stockholders unless certain approvals are obtained. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving Essendant, even if such events could be beneficial, in the short-term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of Essendant common stock. Additionally, Essendant’s certificate of incorporation and bylaws contain provisions relating to the limitations of liability and indemnification of Essendant’s directors and officers and dividing its board of directors into three classes of directors serving three-year terms. These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or management of Essendant.

The Transactions may discourage other companies from trying to acquire Essendant before or for a period of time following completion of the Transactions.

Certain provisions in the Merger Agreement prohibit Essendant from soliciting any acquisition proposal during the pendency of the Merger. If the Merger Agreement is terminated under circumstances that obligate Essendant to pay GPC a termination fee, Essendant’s financial condition will be adversely affected as a result of the payment of the termination fee, which might deter third parties from proposing alternative acquisition proposals, including acquisition proposals that might result in greater value to Essendant stockholders than the Transactions. In addition, certain provisions of the tax matters agreement entered into between Essendant, SpinCo and GPC, which are intended to preserve the intended tax treatment of certain aspects of the Transactions for U.S. federal income tax purposes, may discourage acquisition proposals for a period of time following the Transactions. Essendant expects to issue approximately 40.2 million shares of its common stock in connection with the Merger. Consequently, Essendant will be a significantly larger company and have significantly more shares of common stock outstanding after the consummation of the Transactions, and an acquisition of Essendant may become more expensive. As a result, some companies that would otherwise consider acquiring Essendant may not seek to do so.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	Not applicable.
(b)	Not applicable.
(c)	Common Stock Purchases.

The Company did not repurchase any shares of common stock in the three months ended June 30, 2018 and 2017. The Company did not repurchase any additional shares through July 26, 2018. As of that date, the Company had approximately $68.2 million remaining of existing share repurchase authorization from the Board of Directors.

2018 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2018 to April 30, 2018	-	-	-	68,160,702
May 1, 2018 to May 31, 2018	-	-	-	68,160,702
June 1, 2018 to June 30, 2018	-	-	-	68,160,702
Total Second Quarter	-	$-	-	$68,160,702

ITEM 6.	EXHIBITS
(a)	Exhibits

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

Exhibit No.	Description
3.1	Third Restated Certificate of Incorporation of Essendant Inc. (“ESND” or the “Company”), dated as of June 1, 2015 (Exhibit 3.1 to the Form 10-Q, filed on July 23,2015)
3.2	Amended and Restated Bylaws of Essendant Inc., dated as of December 13, 2016 (Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 16, 2016)
3.3	Certificate of Elimination of Series A. Junior Preferred Stock of ESND (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 17, 2018)
3.4	Certificate of Designation, preferences and Rights of Series A. Junior Participating Preferred Stock of ESND (Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 17, 2018)
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

4.3	Amendment No. 2 to Note Purchase Agreement, dated as of August 30, 2016, among ESND, ECO, and the note purchasers identified therein (Exhibit 10.7 to the Company’s Form 10-Q filed on October 26, 2016)
4.4	Amendment No 3 to Note Purchase Agreement, dated as of February 9, 2017, among ESND, ECO and the note purchasers identified therein (Exhibit 10.2 to the Form 10-Q filed on April 27, 2017)
4.5	Amendment No 4 to Note Purchase Agreement, dated as of February 22, 2017, among ESND, ECO and the note purchasers identified therein (Exhibit 10.3 to the Form 10-Q filed on April 27, 2017)
4.6	Parent Guaranty, dated as of November 25, 2013, by ESND in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the 2013 Form 10-K)
4.7	Subsidiary Guaranty, dated as of November 25, 2013, by all of the domestic subsidiaries of ECO (Exhibit 4.6 to the 2013 Form 10-K)
4.8	Rights Agreement, dated as of May 17, 2018, between ESND and Equinity Trust Company, as rights agent (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 17, 2018)
10.1*	Form of Cash Unit Award Agreement for Non-Employee Directors**
10.2*	Form of Cash Unit Award Agreement**
10.3*	Form of Restricted Stock Unit Award Agreement**
10.4*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors**
10.5*	Form of Restricted Stock Award Agreement for Non-Employee Directors**
31.1*	Certification of Chief Executive Officer, dated as of August 9, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, dated as of August 9, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of August 9, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Essendant Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the SEC on August 9, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at June 30, 2018 and December 31, 2017; (ii) the Condensed Consolidated Statement of Loss for the three- and six-month periods ended June 30, 2018 and 2017; (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three- and six-month periods ended June 30, 2018 and 2017; (iv) the Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENDANT INC.
(Registrant)

Date: August 9, 2018	/s/ Janet Zelenka
Janet Zelenka
Senior Vice President and Chief Financial Officer