Form 10-Q
period 2018-09-30
ESSENDANT INC
filed 2018-10-25
CIK 355999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 and Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On October 19, 2018, the registrant had outstanding 37,641,832 shares of common stock, par value $0.10 per share.

ESSENDANT INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)	(Audited)
	As of September 30,	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$31,305	$28,802
Accounts receivable, less allowance for doubtful accounts of $14,774 in 2018 and $17,102 in 2017	668,038	619,200
Inventories	752,599	821,683
Other current assets	52,882	43,044
Total current assets	1,504,824	1,512,729
Property, plant and equipment, net	128,975	132,793
Intangible assets, net	66,899	73,441
Goodwill	13,099	13,153
Other long-term assets	77,268	42,134
Total assets	$1,791,065	$1,774,250
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$546,875	$500,883
Accrued liabilities	213,767	189,916
Current maturities of long-term debt	7,632	6,079
Total current liabilities	768,274	696,878
Deferred income taxes	1,082	1,192
Long-term debt	512,316	492,044
Other long-term liabilities	76,226	89,222
Total liabilities	1,357,898	1,279,336
Stockholders’ equity:
Common stock, $0.10 par value; authorized - 100,000,000 shares, issued - 74,435,628 shares in 2018 and 2017	7,444	7,444
Additional paid-in capital	417,383	412,987
Treasury stock, at cost – 36,792,213 shares in 2018 and 36,811,366 shares in 2017	(1,092,315)	(1,093,813)
Retained earnings	1,147,169	1,219,309
Accumulated other comprehensive loss	(46,514)	(51,013)
Total stockholders’ equity	433,167	494,914
Total liabilities and stockholders’ equity	$1,791,065	$1,774,250

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017* Revised	2018	2017* Revised
Net sales	$1,294,530	$1,308,979	$3,788,907	$3,839,018
Cost of goods sold	1,113,251	1,137,025	3,313,246	3,303,832
Gross profit	181,279	171,954	475,661	535,186
Operating expenses:
Warehousing, marketing and administrative expenses	173,957	167,802	496,076	501,072
Restructuring charges	3,967	-	26,047	-
Impairment of goodwill	-	86,339	-	285,166
Operating income (loss)	3,355	(82,187)	(46,462)	(251,052)
Interest and other expense, net	8,678	6,840	25,751	21,325
Loss before income taxes	(5,323)	(89,027)	(72,213)	(272,377)
Income tax benefit	(828)	(7,089)	(16,181)	(6,943)
Net loss	$(4,495)	$(81,938)	$(56,032)	$(265,434)
Net loss per share - basic:	$(0.12)	$(2.23)	$(1.52)	$(7.23)
Average number of common shares outstanding - basic	37,026	36,750	36,940	36,692
Net loss per share - diluted:	$(0.12)	$(2.23)	$(1.52)	$(7.23)
Average number of common shares outstanding - diluted	37,026	36,750	36,940	36,692
Dividends declared per share	$0.14	$0.14	$0.42	$0.42

* Revised for the impact of the adoption of a new pension accounting pronouncement (see Note 9 – “Pension and Post-Retirement Benefit Plans”) for further detail.

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income	$(4,495)	$(81,938)	$(56,032)	$(265,434)
Other comprehensive (loss) income, net of tax
Translation adjustments	651	1,303	(974)	2,780
Minimum pension liability adjustments	1,044	675	3,133	2,083
Cash flow hedge adjustments	364	(73)	2,340	(41)
Total other comprehensive income, net of tax	2,059	1,905	4,499	4,822
Comprehensive income (loss)	$(2,436)	$(80,033)	$(51,533)	$(260,612)

See notes to condensed consolidated financial statements.

ESSENDANT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(56,032)	$(265,434)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,412	32,567
Share-based compensation	6,612	6,115
Gain on the disposition of property, plant and equipment	(977)	(906)
Amortization of capitalized financing costs	1,101	1,065
Deferred income taxes	(11,340)	(15,887)
Change in contingent consideration	(700)	(4,457)
Impairment of goodwill	-	285,166
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(49,180)	(10,611)
Decrease in inventory	68,725	123,870
Increase in other assets	(10,063)	(1,664)
Increase in accounts payable	45,871	60,706
Increase in accrued liabilities	30,530	2,349
Decrease in other liabilities	(9,020)	(7,886)
Net cash provided by operating activities	46,939	204,993
Cash Flows From Investing Activities:
Capital expenditures	(24,414)	(24,509)
Proceeds from the disposition of property, plant and equipment	510	46
Investment in independent reseller channel	(22,060)	-
Net cash used in investing activities	(45,964)	(24,463)
Cash Flows From Financing Activities:
Net borrowing under revolving credit facility	23,620	(19,122)
Borrowings under Term Loan	-	77,600
Repayments under Term Loan	(4,554)	(3,036)
Contingent consideration	(967)	(5,543)
Net repayments under Securitization Program	-	(200,000)
Net disbursements from share-based compensation arrangements	(837)	(1,273)
Payment of cash dividends	(15,655)	(15,518)
Payment of debt issuance costs	-	(6,317)
Net cash provided by (used in) financing activities	1,607	(173,209)
Effect of exchange rate changes on cash and cash equivalents	(79)	435
Net change in cash and cash equivalents	2,503	7,756
Cash and cash equivalents, beginning of period	28,802	21,329
Cash and cash equivalents, end of period	$31,305	$29,085
Other Cash Flow Information:
Income tax payments, net	$1,281	$23,165
Interest paid	23,493	19,187
Non-cash investment	1,560	-

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

The accompanying Condensed Consolidated Financial Statements are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2017, was derived from the December 31, 2017, audited financial statements. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. Accordingly, the reader of this Quarterly Report on Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, (the “2017 Form 10-K”) for further information.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Essendant at September 30, 2018, and the results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018, should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

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

Approximately 98.0% of total inventory at both September 30, 2018, and December 31, 2017, has been valued under the Last-In-First-Out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation. Inventory valued under the LIFO accounting method is recorded at the lower of cost or market. If the Company had valued its entire inventory under the lower of First-In-First-Out (“FIFO”) cost or market, inventory values would have been $175.6 million and $159.3 million higher than reported as of September 30, 2018, and December 31, 2017, respectively.

For the nine months ended September 30, 2018, LIFO liquidations resulted in LIFO income of $2.5 million, which was more than offset by LIFO expenses in the three and nine months ended September 30, 2018 of $7.0 million and $18.9 million related to current inflation, for an overall net increase in cost of sales of $7.0 million and $16.4 million, respectively. LIFO liquidations occur when there are decrements of LIFO inventory quantities carried at lower costs in prior years as compared with the cost of current year purchases.

2. Revenue Recognition

On January 1, 2018, the Company adopted Topic 606 applying the modified retrospective transition method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net reduction to beginning retained earnings of $0.4 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The impact to revenues for the three and nine-month periods ended September 30, 2018 was immaterial as a result of adopting Topic 606.

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

Contracts with Customers

Disaggregation of Revenues

In accordance with authoritative Generally Accepted Accounting Principles (“GAAP”), the following table disaggregates revenue from contracts with customers into product categories. The Company has determined that disaggregating revenue into these categories provides appropriate disclosure and achieves associated objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company generated 98% of net sales from its operations in the United States in the three and nine months ended September 30, 2018 and 2017. As noted in the Company’s 2017 Form 10-K the Company has one reportable segment.

The disaggregated revenue for the three and nine months ended September 30, 2018 and 2017, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Product categories:
Janitorial, foodservice and breakroom supplies (JanSan products)	$353,090	$353,628	$1,028,373	$1,049,266
Technology products	317,241	330,825	930,311	956,733
Traditional office products	194,873	209,330	550,313	594,521
Industrial supplies	160,600	143,439	478,846	436,745
Cut sheet paper products	120,123	113,866	355,831	329,658
Automotive products	77,874	75,724	244,254	236,673
Office furniture	64,727	74,430	186,605	216,487
Other revenues	6,002	7,737	14,374	18,935
Total revenue	$1,294,530	$1,308,979	$3,788,907	$3,839,018

Cost of sales for the three months ended September 30, 2018 and 2017 totaled $1.1 billion, while cost of sales for the nine months ended September 30, 2018 and 2017, totaled $3.3 billion, respectively.

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

Prepaid customer rebates at September 30, 2018, consisted of amounts to be amortized as a reduction of revenues in the future as follows:

Year
2018	$5,889
2019	16,028
2020	7,728
2021	5,376
2022	3,343
Thereafter	5,139
Total prepaid customer rebates	$43,503

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2018, no revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. This disclosure does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

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

Significant Payment Terms

Payment terms for net merchandise sales, fulfillment services and other services are dependent on the agreed upon contractual repayment terms of the customer. Typically, these vary based on the size of the customer and its risk profile to the Company. Some customers receive discounts based on the contractual terms wherein early payment reduces the net payment amount. Conversely, for some customers the Company provides enhanced payment terms which can extend up to and in excess of one year from invoicing. In some instances, these enhanced terms represent a significant financing component with an assumption of implicit interest. These amounts were immaterial in the period of adoption.

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

3. Share-Based Compensation

During the three months ended September 30, 2018, the Company granted 270,731 RSUs and 29,799 shares of restricted stock,  compared to 50,080 RSUs and 276,671 shares of restricted stock in the same period of 2017. No performance-based units were granted in the three months ended September 30, 2018, or 2017.

During the nine months ended September 30, 2018, the Company granted 137,095 shares of restricted stock, 316,011 RSUs and 634,778 performance-based units, compared to 335,633 shares of restricted stock and 271,445 RSUs in the same period of 2017. No performance units were granted in the nine months ended September 30, 2017.

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

In the first quarter of 2018, the Company launched a restructuring program (“2018 restructuring action”) that will span to mid-2020. It includes facility consolidations totaling an anticipated $23 million to $28 million and workforce reductions totaling an anticipated $7 million to $12 million, or in aggregate an estimated cash cost of $30 million to $40 million over the restructuring period. These amounts are included in restructuring charges in the Condensed Consolidated Statement of Operations in the three and nine months ended September 30, 2018.

Product assortment refinement charges have also been incurred and are reflected as additional cost of goods sold in the three and nine months ended September 30, 2018. The reduction in product assortment charges in the three months ended September 30, 2018 was due to better recovery rates than previously estimated.

The expenses, cash flows, and liabilities associated with the 2015 and 2018 restructuring actions described above are noted in the following table (in thousands):

	Expense		Cash flow		Liabilities
	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,	As of September 30,	As of December 31,
	2018	2018	2018	2017	2018	2017
2018 Actions:
Product assortment refinement	$(4,406)	$29,863	-	-	-	-

Workforce reduction	(163)	11,273	4,286	-	6,987	-
Facility closure	4,290	15,473	12,730	-	2,257	$-
Total	$4,127	$26,746	$17,016	$-	$9,244	$-

Fourth Quarter 2015 Actions:
Workforce reduction	$(160)	$(713)	$203	$427	$-	$917

First Quarter 2015 Actions:
Workforce reduction	$-	$-	$-	$94	$664	$664

Total	$(439)	$55,896	$17,219	$521	$9,908	$1,581

5. Goodwill and Intangible Assets

Due to changes in management structure to allow for sales and operational efficiency, a new Canadian operating segment was created in the first quarter of 2018. This segment includes operations previously included in the Industrial and Automotive segments. The Canadian operating segment does not meet the materiality thresholds for reporting of individual segments and is combined with the other operating segments into one reportable segment. The Company has determined that each of the Company’s goodwill reporting units comprise an operating segment. At September 30, 2018, goodwill balances of the reporting units were $11.1 million at Industrial and $2.0 million at Canada.

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

The following table summarizes the intangible assets of the Company by major class of intangible asset and the cost, accumulated amortization, net carrying amount, and weighted average life, if applicable (in thousands):

	September 30, 2018				December 31, 2017
				Weighted				Weighted
				Average				Average
	Gross		Net	Useful	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying	Life
	Amount	Amortization	Amount	(years)	Amount	Amortization	Amount	(years)
Intangible assets subject to amortization
Customer relationships and other intangibles	$137,844	$(78,001)	$59,843	16	$138,110	$(72,192)	$65,918	16
Non-compete agreements	4,655	(4,260)	395	4	4,659	(4,260)	399	4
Trademarks	13,741	(7,080)	6,661	14	13,766	(6,642)	7,124	14
Total	$156,240	$(89,341)	$66,899		$156,535	$(83,094)	$73,441

The following table summarizes the amortization expense to be incurred in 2018 through 2022 on intangible assets (in thousands):

Year	Amount
2018	$8,646
2019	6,948
2020	6,945
2021	6,945
2022	$6,891

6. Accumulated Other Comprehensive Loss

The change in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the nine-month period ended September 30, 2018 was as follows (in thousands):

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI, balance as of December 31, 2017	$(5,933)	$(206)	$(44,874)	$(51,013)
Other comprehensive (loss) income before reclassifications	(974)	2,055	-	1,081
Amounts reclassified from AOCI	-	285	3,133	3,418
Net other comprehensive (loss) income	(974)	2,340	3,133	4,499
AOCI, balance as of September 30, 2018	$(6,907)	$2,134	$(41,741)	$(46,514)

The following table details the amounts reclassified out of AOCI into the income statement during the three and nine months ended September 30, 2018 (in thousands):

	Amount Reclassified From AOCI
	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
Details About AOCI Components	2018	2018
Realized and unrealized gains (losses) on cash flow hedges
Gain on interest rate swap, before tax	$74	$383	Interest and other expense, net
	(19)	(98)	Tax provision
	$55	$285	Net of tax

Defined benefit pension plan items
Amortization of prior service cost and unrecognized loss	$1,405	$4,214	Interest and other expense, net
	(361)	(1,081)	Tax provision
	1,044	3,133	Net of tax
Total reclassifications for the period, net of tax	$1,099	$3,418

7. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised into common stock. Stock options, restricted stock, performance unit awards, restricted stock units and deferred stock units are considered dilutive securities. For the three and nine months ended September 30, 2018, 0.1 million shares and in the three and nine months ended September 30, 2017, 0.2 million shares of such securities, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(4,495)	$(81,938)	$(56,032)	$(265,434)
Denominator:
Denominator for basic earnings per share -
weighted average shares	37,026	36,750	36,940	36,692
Effect of dilutive securities:
Employee stock options and restricted stock	-	-	-	-
Denominator for diluted earnings per share -
Adjusted weighted average shares and the effect of dilutive securities	37,026	36,750	36,940	36,692
Net loss per share:
Net loss per share - basic	$(0.12)	$(2.23)	$(1.52)	$(7.23)
Net loss per share - diluted (1)	$(0.12)	$(2.23)	$(1.52)	$(7.23)

(1)

As a result of the net loss in the three and nine months ended September 30, 2018 and 2017, the effect of potentially dilutive securities would have been anti-dilutive and have been omitted from the calculation of diluted earnings per share.

8. Debt

Debt consisted of the following amounts (in millions):

	As of	As of
	September 30, 2018	December 31, 2017

2017 Credit Agreement	$6.1	$6.1
Other current maturities of long term debt	1.6	-
Current maturities of long term debt	$7.6	$6.1

Term Loan	$62.4	$67.0
Revolving Credit Facility	205.0	181.3
FILO Facility	100.0	100.0
2013 Note Purchase Agreement	150.0	150.0
Total long-term debt	$517.4	$498.3
Transaction Costs	$(5.1)	$(6.3)

Total Debt	$519.9	$498.1

9. Pension and Post-Retirement Benefit Plans

The Company maintains pension plans covering certain union and non-union employees. For more information on the Company’s retirement plans, see Note 13 – “Pension Plans and Defined Contribution Plan” to the Company’s Consolidated Financial Statements in the 2017 Form 10-K.

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

	Three months ended September 30, 2017			Nine months ended September 30, 2017
Condensed consolidated statement of loss	As reported	As revised	Effect of change	As reported	As revised	Effect of change
Warehousing, marketing and administrative expenses	$254,865	$254,141	$(724)	$788,409	$786,238	$(2,171)
Operating loss	(82,911)	(82,187)	724	(253,223)	(251,052)	2,171
Interest and other expense, net	6,116	6,840	724	19,154	21,325	2,171
Loss before income taxes	(89,027)	(89,027)	-	(272,377)	(272,377)	-

A summary of net periodic pension cost related to the Company’s pension plans for the three and nine months ended September 30, 2018 and 2017, was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost - benefit earned during the period	$444	$321	$1,331	$963

Interest cost on projected benefit obligation	1,769	1,862	5,308	5,586
Expected return on plan assets	(2,266)	(2,272)	(6,797)	(6,816)
Amortization of prior service cost	101	72	302	216
Amortization of actuarial loss	1,304	1,062	3,912	3,186
Total non-service cost	$908	$724	$2,725	$2,172

Net periodic pension cost	$1,352	$1,045	$4,056	$3,135

The Company made cash contributions of $10.0 million in January 2018 and April 2017, respectively, to its pension plans. Additional contributions, if any, for the remainder of 2018 have not yet been determined. As of September 30, 2018 and December 31, 2017, respectively, the Company had accrued $33.2 million and $43.3 million of pension liability within “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.

Defined Contribution Plans

The Company has defined contribution plans covering certain salaried associates, non-union hourly paid associates and certain union associates (the “Plans”). The Plans permit associates to defer a portion of their pre-tax and after-tax salary as contributions to the Plans. The Plans also provide for Company-funded discretionary contributions as well as matching associates’ salary deferral contributions at the discretion of the Board of Directors. The Company recorded expenses of $1.9 million and $1.8 million, for the Company match of employee contributions to the Plans for the three months ended September 30, 2018 and 2017, respectively, and $5.6 million for the nine months ended September 30, 2018 and 2017.

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

The following table summarizes the financial instruments measured at fair value in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements
		Quoted Market Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Interest rate swap & foreign exchange hedges:
Assets
- as of September 30, 2018	$2,608	$-	$2,608	$-
- as of December 31, 2017	$29	$-	$29	$-

Liabilities
- as of December 31, 2017	$638	$-	$638	$-

The carrying amount of accounts receivable at September 30, 2018, approximates fair value because of the short-term nature of this item. As of September 30, 2018, no assets or liabilities are measured at fair value on a nonrecurring basis.

11. Other Assets and Liabilities

Receivables related to supplier allowances totaling $94.6 million and $90.8 million were included in “Accounts receivable” in the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively.

Current and non-current prepaid customer rebates, net of allowances, were $43.5 million and $40.7 million as of September 30, 2018, and December 31, 2017, respectively, and are included as a component of “Other current assets” and “Other long-term assets”.

Accrued customer rebates of $48.0 million and $49.2 million as of September 30, 2018 and December 31, 2017, respectively, were included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

12. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.

For the three and nine months ended September 30, 2018, the Company recorded an income tax benefit of $0.8 million on pre-tax loss of $5.3 million for an effective tax rate of 15.6% and income tax benefit of $16.2 million on pre-tax loss of $72.2 million for an effective tax rate of 22.4%, respectively. For the three and nine months ended September 30, 2017, the Company recorded income tax benefit of $7.1 million and $6.9 million on pre-tax loss of $89.0 million and $272.4 million, for an effective tax rate of 8.0% and 2.5%, respectively.

The Company’s U.S. federal statutory rate is 21.0%. The most significant factor impacting the effective tax rate for the three and nine months ended September 30, 2018, was the discrete impact of equity compensation. The most significant factors impacting the effective tax rate for the three and nine months ended September 30, 2017, were the discrete impacts of equity compensation and the permanent impact of the goodwill impairment charges, respectively.

The effective tax rate for the three and nine months ended September 30, 2018, also reflects the reduced federal corporate income tax rate as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017. The Company continues to analyze the aspects of the Tax Act which could potentially affect the provisional estimates that were recorded in the year ended December 31, 2017.

13. Legal Matters

The Company has been named as a defendant in two lawsuits alleging that the Company sent unsolicited fax advertisements to the named plaintiffs, as well as other persons and entities, in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“TCPA”). One lawsuit was initially filed in the United States District Court for the Central District of California on May 1, 2015, and subsequently refiled in the United States District Court for the Northern District of Illinois (the “ND IL”). The other lawsuit was filed in the ND IL on January 14, 2016. The two lawsuits were consolidated for discovery and pre-trial proceedings, and assigned to the same judge. Plaintiffs in both lawsuits seek certification of a class of plaintiffs comprised of persons and entities who allegedly received fax advertisements from the Company. Under the TCPA, recipients of unsolicited fax advertisements can seek damages of $500 per fax for inadvertent violations and up to $1,500 per fax for knowing and willful violations. Other reported TCPA lawsuits have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances. In each lawsuit, the Company has vigorously contested class certification and denied that any violations occurred. On November 3, 2017, the ND IL granted a motion by the Company to deny class certification. The effect of the ruling prevents the formation of a class and limits the two plaintiffs to their individual claims. On November 17, 2017, plaintiffs filed a Petition for Permission to Appeal under Rule 23(f) of the Federal Rules of Civil Procedure (the “Petition”) with the United States Court of Appeals for the 7th Circuit (the “7th Circuit”). The 7th Circuit granted the Petition, and following briefing, the 7th Circuit heard oral argument on the appeal on April 10, 2018. The lawsuits are stayed until the 7th Circuit rules on the appeal.

Litigation of this kind is likely to lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures. Regardless of whether the lawsuits are resolved at trial or through settlement, the Company believes that a loss associated with resolution of the pending claims is probable. In 2016, the Company recorded a $4.0 million, pre-tax reserve within “Warehousing, marketing and administrative expenses” in the Condensed Consolidated Statement of Operations. During the three months ended March 31, 2017, the Company recorded an additional $6.0 million, pre-tax reserve to reflect events concerning mediation activities and settlement negotiations between the Company and the plaintiffs. At September 30, 2018, the total reserve remains $10.0 million. The Company continues to evaluate its defenses based on its internal review and investigation of prior events, new information and future circumstances. Final disposition of the lawsuits, whether through settlement or through trial, may result in a loss materially in excess of the aggregate recorded amount. However, a range of reasonably possible excess losses is not estimable at this time.

In 2017, the Company was named in a class action lawsuit filed by a former employee in the Los Angeles Superior Court. During the second quarter of 2017, the parties finalized a settlement agreement, which was subject to court approval. On May 10, 2018, the court granted the parties’ Motion for Preliminary Approval of the settlement agreement. Notice to the class was issued on May 31, 2018. In consideration of the settlement, in the second quarter of 2017, the Company recorded a $3.0 million pre-tax reserve within “Warehousing, marketing and administrative expenses” in the Condensed Consolidated Statement of Operations.  On September 28, 2018, the court entered a Final Approval Order approving the terms of the settlement agreement.  On October 5, 2018, the Company funded the settlement and transmitted the gross settlement amount of $3.0 million to the Settlement Administrator.

On September 24, 2018, ESND filed its Solicitation/Recommendation Statement on Schedule 14D-9 (as amended or supplemented from time to time, the “Schedule 14D-9”) with the United States Securities and Exchange Commission (the “SEC”) in connection with the Agreement and Plan of Merger, dated as of September 14, 2018 (the “Merger Agreement”), by and among ESND, Egg Parent Inc. (“Parent”), Egg Merger Sub Inc., a direct wholly owned subsidiary of Parent (“Purchaser”), and Staples, Inc., an affiliate of Parent and Purchaser (“Staples”), pursuant to which, among other things, Purchaser has agreed to acquire ESND through the Offer (as defined below). Subsequent to ESND filing the Schedule 14D-9, various complaints have been filed by purported stockholders of ESND. As of October 23, 2018, ESND had received the following complaints, each filed in the United States District Court for the District of Delaware: Joseph Pietras v. Essendant Inc., et al., Case No. 1:18-cv-01506-MN, filed September 27, 2018; Patrick Plumley v. Essendant Inc., et al., Case No. 1:18-cv-01521-MN, filed October 2, 2018; Long Nguyen v. Essendant Inc., et al., Case No. 1:18-cv-01546-MN, filed October 5, 2018; and Michael J Sultan v. Essendant Inc., et al., Case No. 1:18-cv-01582-MN, filed October 15, 2018. The complaints name as defendants ESND and its current directors. In addition, the Plumley complaint names Parent and Purchaser as defendants. The complaints generally allege that the Schedule 14D-9 omits purportedly material information. Each of the complaints seeks, among other things, to enjoin the consummation of the Offer unless and until the requested information is disclosed or, alternatively, to recover damages if the Offer is consummated without the disclosure of such information.

On October 10, 2018, ESND was named in a lawsuit filed by Genuine Parts Company (“GPC”) in the Court of Chancery of the State of Delaware in connection with the termination of the Agreement and Plan of Merger, dated as of April 12, 2018 (as amended or supplemented from time to time, the “GPC Merger Agreement”), by and among GPC, Rhino SpinCo, Inc., ESND and Elephant Merger Sub Corp., and the subsequent entry by ESND into the Merger Agreement. In its complaint, GPC alleges that ESND breached the GPC Merger Agreement by, among other things, purportedly (i) encouraging and engaging in ongoing negotiations with Sycamore Partners, the owner of Staples, and terminating the GPC Merger Agreement on the basis of an allegedly inferior proposal by Sycamore Partners; (ii) entering into a confidentiality agreement with Staples that, in GPC’s view, does not contain terms at least as restrictive as those contained in the confidentiality agreement between ESND and GPC; and (iii) failing to exercise its reasonable best efforts to close the merger contemplated by the GPC Merger Agreement. The complaint seeks an award of compensatory damages, pre-judgment and post-judgment interest, and reimbursement of costs and expenses incurred by GPC, including reasonable attorneys’ fees. For more information on the termination of the GPC Merger Agreement and subsequent entry into the Merger Agreement, see Note 15 – “Pending Transaction Activity.”

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

14. Independent reseller channel investments

The Company invested $23.6 million, including a $1.6 million note, in the nine months of September 30, 2018, respectively, in the independent reseller channel as part of the Company strategy to accelerate sales performance in key channels.  The Company recognizes its share of the earnings and losses of its investees in “Interest and other expense, net” in the Condensed Consolidated Statement of Operations and includes the investments in “Other assets” in the Condensed Consolidated Balance Sheet.  The carrying value of the investments will be subsequently adjusted to reflect the Company’s share of earnings and losses, other-than-temporary impairments and changes in capital of the investees.

15. Pending Transaction Activity

On April 12, 2018, ESND announced it entered into the GPC Merger Agreement, pursuant to which ESND would combine with GPC’s S.P. Richards Company business in a business combination transaction. A description of the material terms of the GPC Merger Agreement can be found in the Current Report on Form 8-K filed by ESND on April 12, 2018.

On September 9, 2018, Parent and Purchaser delivered to ESND a binding offer to acquire all of the outstanding shares of ESND’s common stock, par value $0.10 per share (the “ESND Common Stock”), at a price of $12.80 per share, net to the seller in cash, without interest (the “Offer Price”), subject to any applicable tax deduction or withholding (the “Binding Offer”). On September 10, 2018, ESND notified GPC that ESND had determined that the Binding Offer constituted a “Superior Proposal” under the GPC Merger Agreement.

On September 14, 2018, ESND entered into the Merger Agreement with Parent, Purchaser and Staples. The Merger Agreement provides for the merger of Purchaser with and into ESND, with ESND surviving the merger as the surviving corporation (the “Merger”). A description of the material terms of the Merger Agreement can be found in the Current Report on Form 8-K filed by ESND on September 17, 2018.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on September 24, 2018, Purchaser commenced a tender offer (the “Offer”) to purchase all of the outstanding shares of ESND Common Stock at the Offer Price, subject to any applicable tax deduction or withholding. On September 24, 2018, Purchaser, Parent and Staples filed a Tender Offer Statement on Schedule TO with the SEC relating to the Offer, upon the terms and conditions set forth in the Offer to Purchase, dated September 24, 2018, and in the related Letter of Transmittal. Also on September 24, 2018, ESND filed a Solicitation/Recommendation Statement on Schedule 14D-9 recommending that holders of ESND Common Stock accept the Offer and tender their shares in response to the Offer. The Offer was initially scheduled to expire at one minute after 11:59 p.m., New York City time, on October 22, 2018, but has been extended to 5:00 p.m., New York City time, on November 5, 2018. The Offer may be extended further in accordance with the terms of the Merger Agreement.

The Merger Agreement provides that, immediately following the acceptance for payment for all ESND Common Stock validly tendered pursuant to the Offer (the “Offer Closing”), the parties to the Merger Agreement will take all necessary and appropriate action to cause the Merger to become effective immediately following the Offer Closing without a stockholders’ meeting in accordance with Section 251(h) of the Delaware General Corporation Law.

Upon the effective time of the Merger, each share of ESND Common Stock (except for shares held by Parent, ESND and Purchaser, which will be cancelled and cease to exist, and by stockholders who exercise their appraisal rights under Delaware law) will be converted into the right to receive the Offer Price.

Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the consummation of the Offer may not be completed until the expiration of a 30 calendar day waiting period, which begins when Parent files a Pre-merger Notification and Report Form under the HSR Act with the Federal Trade Commission (the “FTC”) and the Antitrust Division of the Department of Justice (the “Antitrust Division”), unless such waiting period is earlier terminated by the FTC and the Antitrust Division. Parent filed a Pre-merger Notification and Report Form under the HSR Act with the FTC and the Antitrust Division in connection with the purchase of shares of ESND Common Stock in the Offer and the Merger on June 1, 2018. Parent received a formal request for additional information or documentary material (referred to as a “Second Request”) prior to the expiration of the HSR Act waiting period, which extends the waiting period with respect to the Offer and the Merger up to 30 calendar days following the date of Parent’s substantial compliance with the Second Request. After that time, absent Parent’s and ESND’s agreement, they can be prevented from closing only by court order. The FTC may terminate the additional 30 calendar day waiting period before its expiration.

Consummation of the Offer is subject to customary closing conditions, including, among others, (i) the valid tender of the number of shares of ESND Common Stock that, together with the number of shares of ESND Common Stock owned by Parent, Purchaser or any of their respective affiliates, represents a majority of the outstanding shares of ESND Common Stock and (ii) the expiration or termination of any applicable waiting period under the HSR Act.

Additionally, prior to or concurrently with entering into the Merger Agreement on September 14, 2018, ESND delivered to GPC written notice terminating the GPC Merger Agreement, pursuant to Section 9.01(g) of the GPC Merger Agreement in order to enter into the Merger Agreement. In connection with the termination of the GPC Merger Agreement, Parent paid to GPC on behalf of ESND the $12 million termination fee due under the GPC Merger Agreement.

The Company expects to incur significant integration and transaction costs in connection with these transactions during the remainder of 2018. Additionally, ESND has been named as a defendant in a lawsuit filed by GPC in connection with the termination of the GPC

Merger Agreement and subsequent entry by ESND into the Merger Agreement, and ESND and its current directors have been named as defendants in four lawsuits relating to the Schedule 14D-9. For more information on these lawsuits, see Note 13 – “Legal Matters.”

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

Key Trends and Recent Results

Net sales declined by 1.2% in the third quarter of 2018 and by 1.6% in the nine months ended September 30, 2018, compared to the third quarter and year to date period of 2017, respectively, due to declines in the national reseller channel. Profitability in the 2018 quarter was favorably impacted by increased supplier allowances, partially offset by higher freight costs compared to the prior year quarter. Profitability in the 2018 year to date period was unfavorably impacted by sales volume and mix, higher freight costs, and lower supplier allowances compared to the prior year.

Actions impacting comparability of results (the “Actions”)

2018 Actions

•

Restructuring (credits) charges of ($0.4) million and $55.9 million in the three and nine months ended September 30, 2018, respectively, which includes product assortment refinements, facility consolidation and workforce reductions, incurred to advance the Company’s strategic drivers by reducing its cost base, aligning organizational infrastructure and leadership with the Company’s growth channels to drive sales, and providing capacity to invest in products with preferred suppliers and in growth categories. Product assortment refinements represent charges incurred to write-down inventory the Company has chosen to discontinue to the expected realizable value. Refer to Note 4 – “Severance and Restructuring Charges” for further details.

•

Transformational expenses associated with the implementation of strategic drivers to improve the value of the business in the three and nine months ended September 30, 2018, totaled $13.6 million and $27.7 million, respectively. These expenses, which result from the changing strategies of the Company, included potential merger, acquisition and equity investment transaction fees, consulting fees and other activities for which the Company has had significant investment.

2017 Actions

•

Goodwill impairment charges in the three and nine months ended September 30, 2017 of $86.3 million and $285.2 million, respectively as a result of sales, earnings, share price and sustained market capitalization declines.

•

An accrual related to ongoing TCPA litigation and the settlement of an employee-related matter in the nine months ended September 30, 2017 of $9.0 million. Refer to Note 13 – “Legal Matters” for further details.

•	Transformational expenses in the three and nine months ended September 30, 2017, totaled $6.1 million and $14.5 million, respectively.

Third Quarter Results

•

Loss per share for the third quarter of 2018 was $(0.12) compared to a loss per share of $(2.23) in the prior year quarter, including the impacts of the Actions discussed above. Adjusted diluted earnings per share were $0.14 in the quarter, compared to $0.03 in the prior year quarter. Refer to the Adjusted Gross Profit, Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Earnings Per Share, Adjusted EBITDA and Free Cash Flow table (the “Non-GAAP table”) included later in this section for more detail.

•	Third quarter net sales decreased 1.2% or $14.4 million from the prior year quarter to $1.3 billion.
•

Gross margin as a percentage of net sales in the third quarter of 2018 was 14.0% versus 13.1% in the prior year quarter. Gross margin for the third quarter of 2018 was $181.3 million, compared to $172.0 million in the third quarter of 2017, including the impact of the Actions discussed above. Adjusted gross margin was $176.9 million or 13.7% of net sales, compared to $172.0 million or 13.1% in the prior year quarter.

•	Operating expenses in the third quarter of 2018 were $177.9 million or 13.7% of net sales, compared with $254.1 million or

19.4% of net sales in the prior year quarter, including impacts of the Actions. Adjusted operating expenses in the third quarter of 2018 were $160.3 million or 12.4% of net sales compared to $161.9 million or 12.4% of net sales in the prior year quarter.

•

Operating income for the quarter ended September 30, 2018, was $3.4 million or 0.3% of net sales, compared to operating loss of $(82.2) million or 6.3% of net sales in the prior year quarter, including impacts of the Actions discussed above. Excluding the Actions, adjusted operating income in the third quarter of 2018 was $16.5 million or 1.3% of net sales, compared to $10.1 million or 0.8% of net sales in the third quarter of 2017.

•

Cash inflows for the nine months ended September 30, 2018, was $2.5 million.  Operating cash flow in the period included $13.1 million in transaction costs.  Investing cash flow in the period included $22.1 million of investment in the independent reseller channel. Free cash flow totaled $23.0 million in the nine months ended September 30, 2018.

For a further discussion of selected trends, events or uncertainties the Company believes may have a significant impact on its future performance, readers should refer to “Key Trends and Recent Results” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2017 Form 10-K.

Critical Accounting Policies, Judgments and Estimates

In the third quarter of 2018, there were no significant changes to the Company’s critical accounting policies, judgments or estimates from those disclosed in the 2017 Form 10-K other than those noted below.

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

Results of Operations—Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

The following table presents the Condensed Consolidated Statements of Operations results (in thousands):

	For the Three Months Ended September 30,
	2018		2017 (1) (2)
	Amount	% of Net sales	Amount	% of Net sales
Net sales:
Janitorial, foodservice and breakroom supplies (JanSan products)	$353,090	27.3%	$353,628	27.0%
Technology products	317,241	24.5%	330,825	25.3%
Traditional office products	194,873	15.1%	209,330	16.0%
Industrial supplies	160,600	12.4%	143,439	11.0%
Cut sheet paper products	120,123	9.3%	113,866	8.7%
Automotive products	77,874	6.0%	75,724	5.8%
Office furniture	64,727	5.0%	74,430	5.7%
Other revenues	6,002	0.4%	7,737	0.5%
Total net sales	1,294,530	100.0%	1,308,979	100.0%
Cost of goods sold	1,113,251	86.0%	1,137,025	86.9%
Total gross profit	$181,279	14.0%	$171,954	13.1%
Operating expenses:
Warehousing, marketing and administrative expenses	173,957	13.4%	254,141	19.4%
Restructuring charges	3,967	0.3%	-	0.0%
Total operating expenses	$177,924	13.7%	$254,141	19.4%
Total operating (loss) income	3,355	0.3%	(82,187)	(6.3%)
Interest and other expense, net	8,678	0.7%	6,840	0.5%
Loss (income) before income taxes	(5,323)	(0.4%)	(89,027)	(6.8%)
Income tax (benefit) expense	(828)	(0.1%)	(7,089)	(0.5%)
Net (loss) income	$(4,495)	(0.3%)	$(81,938)	(6.3%)

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

Net Sales. Net sales for the quarter ended September 30, 2018 were $1.3 billion, a 1.2% decrease compared to the quarter ended September 30, 2017. Net sales by key product category for the quarters included the following:

JanSan product sales decreased $0.5 million or 0.2% in the third quarter of 2018 compared to the third quarter of 2017. Sales decreased due to declines in the national reseller channel of $6.5 million and e-commerce declines of $0.2 million, partially offset by independent reseller channel sales increases of $6.2 million. As a percentage of total sales, JanSan represented 27.3% in the third quarter of 2018, an increase from the prior year quarter percentage of total sales of 27.0%.

Technology product (primarily ink and toner) sales decreased $13.6 million or 4.1% from the third quarter of 2017. Sales in this category decreased primarily as a result of declines in the independent reseller channel of $12.7 million and the national reseller channel of $2.9 million, partially offset by increased e-commerce channel sales of $2.0 million. As a percentage of total sales, technology products represented 24.5% in the third quarter of 2018, a decrease from the prior year quarter percentage of total sales of 25.3%.

Traditional office product sales decreased $14.5 million or 6.9% in the third quarter of 2018 compared to the third quarter of 2017. Sales in this category decreased due to reductions in the independent reseller channel of $10.4 million, e-commerce of $2.2 million and national reseller channel of $1.9 million. As a percentage of total sales, traditional office products represented 15.1% in the third quarter of 2018, a decrease from the prior year quarter percentage of total sales of 16.0%.

Industrial supplies sales increased $17.2 million or 12.0% in the third quarter of 2018 compared to the third quarter of 2017. This increase was principally driven by growth in the retail channel of $10.5 million and the general industrial channel of $4.1 million. As a percentage of total sales, industrial supplies represented 12.4% in the third quarter of 2018, an increase from the prior year quarter percentage of total sales of 11.0%.

Cut sheet paper product sales increased $6.3 million or 5.5% in the third quarter of 2018 compared to the third quarter of 2017. The increase in this category was driven by increased independent reseller channel sales of $6.7 million, partially offset by declines in e-commerce sales of $0.3 million and national reseller sales of $0.1 million. As a percentage of total sales, cut sheet paper represented 9.3% in the third quarter of 2018, which increased from the prior year quarter percentage of total sales of 8.7%.

Automotive product sales increased $2.2 million or 2.8% in the third quarter of 2018 compared to the third quarter of 2017. The increase in this category was primarily driven by sales growth in the mobile dealer, auto parts and collision channels. As a percentage of total sales, automotive products represented 6.0% in the third quarter of 2018, which increased from the prior year quarter percentage of total sales of 5.8%.

Office furniture sales decreased $9.7 million or 13.0% in the third quarter of 2018 compared to the third quarter of 2017. This decrease was the result of declines in sales to the national reseller channel of $8.0 million, independent reseller channel of $1.5 million and e-commerce channel sales of $0.2 million. As a percentage of total sales, office furniture represented 5.0% in the third quarter of 2018, which decreased from the prior year quarter percentage of total sales of 5.7%.

Gross Profit and Gross Margin Rate. Gross profit for the third quarter of 2018 was $181.3 million, compared to $172.0 million in the third quarter of 2017. Gross profit as a percentage of net sales (the gross margin rate) of 14.0% increased 87 basis points (bps) from the prior-year quarter gross margin rate of 13.1% primarily due to higher product margin (141 bps) resulting from higher supplier allowances and a reduction in the reserve established in the first quarter of 2018 related to refining the Company’s product assortment (39 bps) due to better recovery rates than previously estimated, partially offset by increased freight expenses (60 bps). Adjusted gross profit was $176.9 million, or 13.7%, an increase of $4.9 million or 53 bps from the prior year quarter principally due to higher product margin resulting from higher supplier allowances partially offset by increased freight expenses.

Operating Expenses. Operating expenses for the third quarter of 2018 were $177.9 million or 13.7% of net sales, compared to $254.1 million or 19.4% of net sales in the prior year quarter. The $76.2 million decrease was primarily driven by impairment of goodwill of $86.2 million in the prior year quarter. Adjusted operating expenses were $160.3 million, a decrease of $1.5 million from the prior year quarter due to a reduction in facility-related costs.

Interest and Other Expense, net. Interest and Other expense, net for the third quarter of 2018 was $8.7 million compared to $6.8 million in the third quarter of 2017. This increase was primarily driven by higher interest rates as compared to the prior year quarter.

Income Taxes. Income tax benefit was $(0.8) million for the third quarter of 2018, compared to income tax benefit of $(7.1) million for the same period in 2017. The Company’s effective tax rate was 15.6% for the current year quarter compared to 8.0% for the same period in 2017. The effective income tax rate in 2018 was most impacted by the pre-tax loss being offset by non-deductible or permanent items in the quarter while the most significant factor impacting the effective tax rate for the three months ended September 30, 2017 was the impact of the goodwill impairment recognized.

Net Loss. Net loss for the third quarter of 2018 was $(4.5) million or $(0.12) per share, compared to a net loss of $(81.9) million or $(2.23) per share in the prior year quarter. Adjusted net income was $5.4 million, or $0.14 per diluted share, compared with adjusted net income of $1.2 million or $0.03 per diluted share for the prior year quarter.

Results of Operations—Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

The following table presents the Condensed Consolidated Statements of Operations results (in thousands):

	For the Nine Months Ended September 30,
	2018		2017 (1) (2)
	Amount	% of Revenue	Amount	% of Revenue
Net sales:
Janitorial, foodservice and breakroom supplies (JanSan products)	$1,028,373	27.1%	$1,049,266	27.3%
Technology products	930,311	24.6%	956,733	24.9%
Traditional office products	550,313	14.5%	594,521	15.5%
Industrial supplies	478,846	12.6%	436,745	11.4%
Cut sheet paper products	355,831	9.4%	329,658	8.6%
Automotive products	244,254	6.4%	236,673	6.2%
Office furniture	186,605	4.9%	216,487	5.6%
Other revenues	14,374	0.5%	18,935	0.5%
Total net sales	3,788,907	100.0%	3,839,018	100.0%
Cost of goods sold	3,313,246	87.4%	3,303,832	86.1%
Total gross profit	$475,661	12.6%	$535,186	13.9%
Operating expenses:
Warehousing, marketing and administrative expenses	496,076	13.1%	501,072	13.1%
Restructuring charges	26,047	0.7%	-	0.0%
Impairment of goodwill	-	0.0%	285,166	7.4%
Total operating expenses	$522,123	13.8%	$786,238	20.5%
Total operating loss	(46,462)	(1.2%)	(251,052)	-6.6%
Interest and other expense, net	25,751	0.7%	21,325	0.5%
Loss before income taxes	(72,213)	(1.9%)	(272,377)	-7.1%
Income tax (benefit) expense	(16,181)	(0.4%)	(6,943)	-0.2%
Net loss	$(56,032)	(1.5%)	$(265,434)	-6.9%

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

Net Sales. Net sales for the nine-month period ended September 30, 2018 were $3.8 billion, a 1.6% decrease from $3.8 billion in sales during the nine-month period ended September 30, 2017. Net sales by key product category for the period included the following:

JanSan product sales decreased $20.9 million or 2.0% for the nine months ended September 30, 2018, compared to the nine months of 2017. Sales decreased due to declines in the national reseller channel of $40.4 million and e-commerce declines of $6.1 million, partially offset by increased independent reseller channel sales of $25.6 million. As a percentage of total sales, JanSan represented 27.1% in the nine months of 2018, a decrease from the prior year percentage of total sales of 27.3%.

Technology product (primarily ink and toner) sales decreased $26.4 million or 2.8% from the nine months ended September 30, 2017. Sales in this category decreased primarily as a result of declines in the national retail channel of $37.7 million, partially offset by independent reseller channel increases of $9.8 million and e-commerce channel increases of $1.5 million. As a percentage of total sales, technology products represented 24.6% in the nine months of 2018, a decrease from the prior year percentage of total sales of 24.9%.

Traditional office product sales decreased $44.2 million or 7.4% for the nine months ended September 30, 2018, compared to the same period in 2017. Sales in this category decreased due to reductions in the national reseller channel sales of $21.1 million, independent reseller channel of $15.1 million and e-commerce declines of $8.1 million. As a percentage of total sales, traditional office products represented 14.5% in the nine months of 2018, a decrease from the prior year percentage of total sales of 15.5%.

Industrial supplies sales increased $42.1 million or 9.6% for the nine months ended September 30,2018, compared to the nine months of 2017. This increase was primarily driven by growth in the retail channel of $27.8 million, the general industrial channel of $12.2 million and the international channel of $2.0 million. As a percentage of total sales, industrial supplies represented 12.6% in the nine months of 2018, an increase from the prior year percentage of total sales of 11.4%.

Cut sheet paper product sales increased $26.2 million or 7.9% for the nine months ended September 30, 2018, compared to the same period in 2017. The increase in this category was primarily driven by increased independent reseller channel sales of $24.4 million and e-commerce sales growth of $3.2 million, partially offset by national reseller declines of $1.4 million. As a percentage of total sales, cut sheet paper represented 9.4% in the nine months of 2018, which increased from the prior year percentage of total sales of 8.6%.

Automotive product sales increased $7.6 million or 3.2% for the nine months ended September 30, 2018, compared to the nine months of 2017. The increase in this category was driven by strength in the mobile dealer, auto parts and collision channels. As a percentage of total sales, automotive products represented 6.4% in the nine months ended September 30, 2018, which increased from the prior year percentage of total sales of 6.2%.

Office furniture sales decreased $29.9 million or 13.8% for the nine months ended September 30, 2018, compared to the same period in 2017. This decrease was primarily the result of declines in sales to the national reseller channel of $24.3 million and decreases to the independent reseller channel of $3.5 million and e-commerce channel of $2.1 million, respectively. As a percentage of total sales, office furniture represented 4.9% in the nine months of 2018, which decreased from the prior year percentage of total sales of 5.6%.

Gross Profit and Gross Margin Rate. Gross profit for the nine months ended September 30, 2018, was $475.7 million, compared to $535.2 million in the same period in 2017. Gross profit as a percentage of net sales (the gross margin rate) of 12.6% decreased 139 bps from the prior-year period gross margin rate of 13.9% primarily due to the reserve related to refining the Company’s product assortment (79 bps) and increased freight costs (47 bps). Adjusted gross profit was $505.5 million, or 13.3%, a decrease of $29.7 million or 60 bps from the prior year period principally due to increased freight costs.

Operating Expenses. Operating expenses for the nine months ended September 30, 2018, were $522.1 million or 13.8% of net sales, compared to $786.2 million or 20.5% of net sales in the prior-year period. The $264.1 million decrease was primarily driven by prior year goodwill impairment of $285.2 million, prior year litigation reserves of $9.0 million and a 2018 reduction of $5.1 million in a receivables reserve for one customer, partially offset by 2018 restructuring expenses of $26.0 million and increased transformational costs of $13.2 million. Adjusted operating expenses were $468.5 million, a decrease of $9.2 million from the prior-year period primarily due to the receivables reserve reduction and reductions in facility-related costs.

Interest and Other Expense, net. Interest and Other expense, net for the nine months ended September 30, 2018, was $25.8 million compared to $21.3 million in the same period in 2017. This increase was primarily driven by higher interest rates as compared to the prior year.

Income Taxes. Income tax benefit was $(16.2) million for the nine months ended September 30, 2018, compared to $(6.9) million for the same period in 2017. The Company’s effective tax rate was 22.4% for the current-year period compared to 2.5% for the same period in 2017. The effective income tax rate in 2018 was most impacted by the pre-tax loss being offset by non-deductible or permanent items in the quarter while the most significant factor impacting the effective tax rate for the nine months ended September 30, 2017, was the discrete impact of the goodwill impairment charge in the period.

Net Loss. Net loss for the nine months ended September 30, 2018, was ($56.0) million or $(1.52) per share, compared to net loss of $(265.4) million or $(7.23) per share in the prior year period. Adjusted net income was $7.2 million, or $0.19 per diluted share, compared with adjusted net income of $20.7 million or $0.56 per diluted share for the prior year period. Included within Adjusted operating expenses in the current year was a $5.1 million, or $0.07, per share, reduction in a receivables reserve for one customer.

Cash Flows

Cash flows for the Company for the nine-month periods ended September 30, 2018 and 2017, are summarized below (in thousands):

	Nine months ended September 30,
	2018	2017
Net cash provided by operating activities	$46,939	$204,993
Net cash used in investing activities	(45,964)	(24,463)
Net cash provided by (used in) financing activities	1,607	(173,209)

Operating Activities

For the nine-month period ended September 30, 2018, net cash from operating activities was principally the result of increased accounts payable, decreased inventory and increased accrued liabilities, partially offset by the net loss and increased accounts receivable.

Investing Activities

Investing cash outflows were primarily driven by investment of $22.1 million in the independent reseller channel in the nine-month period ended September 30, 2018, refer to Note 14 – “Independent reseller channel investments.” Gross capital spending for the nine-month periods ended September 30, 2018 and 2017 was $24.4 million and $24.5 million, respectively, which was used for various investments in fleet equipment, information technology systems, technology hardware, and distribution center equipment including facility projects.

Financing Activities

The Company’s cash flow from financing activities is largely dependent on levels of borrowing under the Company’s credit agreement and quarterly dividend payments.

In July 2018, the Board of Directors approved a dividend of $0.14 that was paid on October 15, 2018, to shareholders of record as of September 14, 2018.

In October 2018, the Board of Directors approved a dividend of $0.14 to be paid on January 15, 2019, to shareholders of record as of December 14, 2018. Only Essendant shareholders of record on the December 14, 2018 record date will be entitled to the January dividend. If the acceptance of shares for purchase in the Offer occurs on or before December 14, 2018, persons who were holders of shares accepted for purchase in the Offer will not receive the January dividend in respect of such shares. Similarly, if the Merger occurs on or before December 14, 2018, holders of shares outstanding immediately prior to the Merger will not receive the January dividend in respect of such shares.

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

Availability of financing as of September 30, 2018, is summarized below (in millions):

	Aggregated Committed Principal	Borrowing Base Limitation	Total Utilization	Net Availability
2017 Credit Agreement
Term Loan	$68.5	$68.5	$68.5	$-
Revolving Credit Facility (1)	1,000.0	892.2	382.0	510.2
First-in-Last-Out ("FILO")	100.0	100.0	100.0	-
Total all Funding Sources	$1,168.5	$1,060.7	$550.5	$510.2

(1)

The Fifth Amended and Restated Revolving Credit Agreement, dated as of February 22, 2017, between ESND, ECO, ECO’s material United States subsidiaries, JPMorgan Chase Bank, and certain lenders (as amended, the “2017 Credit Agreement”) provides for the issuance of letters of credit up to $50.0 million, plus up to $165.0 million to be used as collateral for obligations under the Note Purchase Agreement, dated as of November 25, 2013, pursuant to which ECO issued $150 million of senior secured notes due January 15, 2021 (as amended, the “2013 Note Purchase Agreement”). Letters of credit totaling $177.0 million were utilized as of September 30, 2018.

The Company’s total debt and debt-to-total capitalization ratio consisted of the following amounts (in millions):

	As of	As of
	September 30,	December 31,
	2018	2017
2017 Credit Agreement
Term Loan	$68.5	$73.1
Revolving Credit Facility	205.0	181.3
FILO Facility	100.0	100.0
Other current maturities of long term debt	1.6	-
2013 Note Purchase Agreement	150.0	150.0
Debt	525.1	504.4
Stockholders’ equity	433.2	494.9
Total capitalization	$958.2	$999.3

Debt-to-total capitalization ratio	54.8%	50.5%

Refer to Note 11 – “Debt,” in the 2017 Form 10-K for further descriptions of the provisions of the Company’s financing facilities.

Adjusted Gross Profit, Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings Per Share, Adjusted EBITDA and Free Cash Flow (the “Non-GAAP table”)

The Non-GAAP table below presents Adjusted Gross Profit, Adjusted Operating Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings per Share, Adjusted EBITDA and Free Cash Flow for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data). These non-GAAP measures exclude certain non-recurring items and exclude other items that do not reflect the Company’s ongoing operations and are included to provide investors with useful information about the financial performance of our business. The presented non-GAAP financial measures should not be considered in isolation or as substitutes for the comparable GAAP financial measures. The non-GAAP financial measures do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP, and these non-GAAP financial measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures.

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

Restructuring actions were taken in the three and nine months ended September 30, 2018 and included product assortment refinements and workforce reductions and facility consolidation (refer to Note 4 – “Severance and Restructuring Charges”).

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

In the three and nine months ended September 30, 2017, the Company recorded goodwill impairment which resulted from declines in sales, earnings and market capitalization (refer to Note 5 – “Goodwill and Intangible Assets”).

•	Other actions. Actions, which may be non-recurring events, that result from the changing strategies and needs of the Company and do not reflect the underlying expense of the on-going business.

In the three and nine months ended September 30, 2018, these were charges related to transformational expenses, including potential merger, acquisition and equity investment transactions and a gain reflecting receipt of payment on notes receivable reserved in 2015. In the three and nine months ended September 30, 2017, other actions included litigation (refer to Note 13 – “Legal Matters”) and transformational expenses and a gain reflecting receipt of payment on notes receivable reserved in 2015.

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

	For the Three Months Ended September 30,
	2018	2017 (2)

Gross profit	$181,279	$171,954
Restructuring charges - product assortment refinements	(4,406)	-
Adjusted gross profit	$176,873	$171,954

Operating expenses	$177,924	$254,141
Restructuring charges (Note 4)	(3,967)	-
Transformational expenses	(13,615)	(6,099)
Impairment of goodwill	-	(86,339)
Payment on notes receivable	-	150
Adjusted operating expenses	$160,342	$161,853

Operating income (loss)	$3,355	$(82,187)
Gross profit and operating expense adjustments noted above	13,176	92,288
Adjusted operating income	$16,531	$10,101

Net loss	$(4,495)	$(81,938)
Gross profit and operating expense adjustments noted above	13,176	92,288
Non-GAAP tax provision on adjustments
Product assortment refinements	1,090	-
Restructuring charges (Note 4)	(982)	-
Transformational expenses	(3,369)	(2,409)
Impairment of goodwill	-	(6,798)
Payment on notes receivable	-	59
Income tax provision on adjusted net loss	(3,260)	(9,148)
Adjusted net income	$5,421	$1,202

Diluted loss per share (1)	$(0.12)	$(2.23)
Gross profit and operating expense adjustments noted above	0.35	2.51
Non-GAAP tax provision on adjustments	(0.09)	(0.26)
Adjusted diluted earnings per share	$0.14	$0.03

Net loss	$(4,495)	$(81,938)
Income tax benefit	(828)	(7,089)
Interest and other expense, net	8,678	6,840
Depreciation and amortization	10,023	11,033
Equity compensation expense	2,171	2,077
Gross profit and operating expense adjustments noted above	13,176	92,288
(Less) depreciation and amortization in adjustments above	(715)	-
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$28,010	$23,211

(1)

Per share amounts for the three months ended September 30, 2018 and 2017 under GAAP reflect basic earnings per share due to the net loss. The adjusted diluted earnings per share is based on diluted shares outstanding.

(2)	Revised for the impact of the adoption of a new pension accounting pronouncement.

	For the Nine Months Ended September 30,
	2018	2017 (2)

Gross profit	$475,661	$535,186
Restructuring charges - product assortment refinements	29,863	-
Adjusted gross profit	$505,524	$535,186

Operating expenses	$522,123	$786,238
Restructuring charges (Note 4)	(26,047)	-
Transformational expenses	(27,699)	(14,493)
Payment on notes receivable	110	150
Impairment of goodwill (Note 5)	-	(285,166)
Litigation reserve (Note 12)	-	(9,000)
Adjusted operating expenses	$468,487	$477,729

Operating loss	$(46,462)	$(251,052)
Gross profit and operating expense adjustments noted above	83,499	308,509
Adjusted operating income	$37,037	$57,457

Net loss	$(56,032)	$(265,434)
Gross profit and operating expense adjustments noted above	83,499	308,509
Non-GAAP tax provision on adjustments
Product assortment refinements	(5,773)	-
Restructuring charges (Note 4)	(6,868)	-
Transformational expenses	(7,637)	(5,612)
Payment on notes receivable	25	59
Impairment of goodwill (Note 5)	-	(13,356)
Litigation reserve (Note 13)	-	(3,488)
Income tax provision on adjusted net loss	(20,253)	(22,397)
Adjusted net income	$7,214	$20,678

Diluted loss per share (1)	$(1.49)	$(7.20)
Gross profit and operating expense adjustments noted above	2.23	8.37
Non-GAAP tax provision on adjustments	(0.55)	(0.61)
Adjusted diluted earnings per share	$0.19	$0.56

Net loss	$(56,032)	$(265,434)
Income tax benefit	(16,181)	(6,943)
Interest and other expense, net	25,751	21,325
Depreciation and amortization	31,412	32,567
Equity compensation expense	6,612	6,115
Gross profit and operating expense adjustments noted above	83,499	308,509
(Less) depreciation and amortization in adjustments above	(715)	-
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$74,346	$96,139

Net cash provided by operating activities	$46,939	$204,993
Net cash used in investing activities	(45,964)	(24,463)
Add: Investment in independent reseller channel (Note 14) (3)	22,060	-
Free cash flow	$23,035	$180,530

(1)

Diluted loss per share for the nine months ended September 30, 2018 and 2017 under GAAP reflect basic earnings per share due to the net loss. The adjusted diluted earnings per share is based on diluted shares outstanding.

(2)	Revised for the impact of the adoption of a new pension accounting pronouncement.
(3)

The Company invested $23.6 million during the nine months of 2018, including a $1.6 million note, in the independent reseller channel as part of its strategic driver to accelerate sales performance in key channels. The Company’s share of earnings and losses of the Company’s investees is reflected in the Condensed Consolidated Statement of Operations and investments are included in the Condensed Consolidated Balance Sheet.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates and foreign currency exchange rates. There were no material changes to the Company’s exposures to market risk during the quarter ended September 30, 2018, from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Note 13 – “Legal Matters.”

ITEM 1A.	RISK FACTORS.

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the 2017 Form 10-K. There have been no material changes to the risk factors described in such Form 10-K, except for the following.

RISKS RELATED TO THE MERGER AGREEMENT

On September 14, 2018, ESND entered into an Agreement and Plan of Merger, by and among ESND, Egg Parent Inc. (“Parent”), Egg Merger Sub Inc., a direct wholly owned subsidiary of Parent (“Purchaser”), and Staples, Inc., an affiliate of Parent and Purchaser (“Staples”). The Merger Agreement provides for the merger of Purchaser with and into ESND, with ESND surviving the merger as the surviving corporation (the “Merger”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser commenced a tender offer on September 24, 2018 to purchase all of the outstanding shares of ESND’S common stock, par value $0.10 per share (the “ESND Common Stock”), at a price of $12.80 per share, net to the seller in cash, without interest, subject to any applicable tax deduction or withholding (the “Offer” and, together with the Merger, the “Transactions”). The Merger Agreement provides that, immediately following the acceptance for payment for all ESND Common Stock validly tendered pursuant to the Offer (the “Offer Closing”), the parties to the Merger Agreement will take all necessary and appropriate action to cause the Merger to become effective immediately following the Offer Closing without a stockholders’ meeting in accordance with Section 251(h) of the Delaware General Corporation Law.

We have identified the following additional risks related to the Transactions:

Failure to complete the Transactions, or delay in completion of the Transactions, could adversely impact the market price of ESND Common Stock as well as its business and operating results.

The consummation of the Transactions is subject to numerous conditions, including without limitation: (i) the valid tender of the number of shares of ESND Common Stock that, together with the number of shares of ESND Common Stock owned by Parent, Purchaser or any of their respective affiliates, represents a majority of the outstanding shares of ESND Common Stock and (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). Parent filed a Pre-merger Notification and Report Form under the HSR Act with the Federal Trade Commission (the “FTC”) and the Antitrust Division of the Department of Justice in connection with the purchase of shares of ESND Common Stock in the Offer and the Merger on June 1, 2018. Parent received a formal request for additional information or documentary material (referred to as a “Second Request”) prior to the expiration of the HSR Act waiting period, which extends the waiting period with respect to the Offer and the Merger up to 30 calendar days following the date of Parent’s substantial compliance with the Second Request. On July 16, 2018, ESND received a civil investigative demand issued by the FTC in connection with Staples’ filing under the HSR Act. Although ESND and Staples have agreed to use reasonable best efforts to obtain the requisite approvals, there can be no assurance that these regulatory approvals will be obtained or that any of the other conditions to the consummation of the Transactions will be met.

If the Transactions are not completed for any reason, the price of ESND Common Stock may decline to the extent that the market price of ESND Common Stock reflects positive market assumptions that the Transactions will be completed. In addition, ESND has expended and will continue to expend significant management time and resources and has incurred and will continue to incur significant expenses due to legal, advisory, printing and financial services fees related to the Transactions. A substantial portion of these expenses must be paid regardless of whether the Transactions are consummated. Even if the Transactions are completed, delay in the completion of the Transactions could result in additional transaction expenses, loss of revenue or other effects associated with uncertainty about the Transactions. If the Transactions are not consummated because the Merger Agreement is terminated, ESND may be required under certain circumstances to pay or cause to be paid to Parent a $12 million termination fee and reimburse Parent for the $12 million termination fee Parent paid to GPC on ESND’s behalf.

The announcement and pendency of the Offer and Merger could have an adverse effect on the business, financial condition, results of operations or business prospects of the Company.

The announcement and pendency of the Offer and subsequent Merger could disrupt the Company’s businesses in negative ways. For example, customers and other third-party business partners of the Company may seek to terminate and/or renegotiate their relationships with the Company as a result of the Merger, whether pursuant to the terms of their existing agreements with the Company or otherwise. In addition, current and prospective employees of the Company may experience uncertainty regarding their future roles with the Company, which might adversely affect the Company’s ability to retain, recruit and motivate key personnel while the acquisition is pending or if it fails to close. Should they occur, any of these events could adversely affect or harm the financial condition, results of operations or business prospects of, the Company.

The preparations for integration between the Company and Staples have placed, and we expect will continue to place, a significant burden on many of our employees and on our internal resources. If, despite our efforts, key personnel depart because of these uncertainties and burdens, or because they do not wish to remain with the Company following the Merger, our business and results of operations may be adversely affected. In addition, whether or not the Merger is consummated, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed Merger, which may materially and adversely affect our financial condition and results of operations.

In addition, the Merger Agreement generally requires the Company to operate its business in the ordinary course of business consistent with past practice pending consummation of the Merger and also restricts us from taking certain actions with respect to our business and financial affairs without Parent’s prior written consent during the interim period between the execution of the Merger Agreement and the closing of the Merger (or the date on which the Merger Agreement is earlier terminated). For these and other reasons, the pendency of the proposed acquisition could adversely affect our business and results of operations.

Several lawsuits have been filed in connection with the Transactions.

ESND and its directors are named as defendants in several lawsuits brought by purported stockholders challenging the Offer and seeking, among other things, to enjoin the consummation of the Offer. One of the conditions to the consummation of the Offer is that no order by any governmental authority of competent jurisdiction, such as a court, will exist at the expiration of the Offer that prohibits, restrains, enjoins or makes illegal the consummation of the Offer or the Merger. As such, if any of the plaintiffs are successful in obtaining an injunction prohibiting the consummation of the Offer, then such an injunction may delay the consummation of the Offer in the expected timeframe or may prevent the Offer from being consummated altogether.

Additionally, ESND has been named as a defendant in a lawsuit filed by Genuine Parts Company (“GPC”) in connection with the termination of the Agreement and Plan of Merger, dated as of April 12, 2018 (as amended or supplemented from time to time, the “GPC Merger Agreement”), by and among GPC, Rhino SpinCo, Inc., ESND and Elephant Merger Sub Corp., and the subsequent entry by ESND into the Merger Agreement. In its complaint, GPC seeks an award of compensatory damages, pre-judgment and post-judgment interest, and reimbursement of costs and expenses incurred by GPC, including reasonable attorneys’ fees.

No assurance can be made as to the outcome of any of these lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. For more information on these lawsuits, see Note 13 – “Legal Matters.”

ESND’s rights plan and certain anti-takeover provisions contained in ESND’s certificate of incorporation, ESND’s bylaws and under Delaware law could hinder a competing takeover attempt.

On May 17, 2018, ESND’s board of directors adopted a stockholder rights plan, as subsequently amended on May 29, 2018 and September 14, 2018, between ESND and Equiniti Trust Company, as rights agent (the “Rights Plan”). Pursuant to the Rights Plan, one preferred stock purchase right (a “Right”) was distributed as a dividend on each share of ESND Common Stock held of record as of the close of business on May 27, 2018. Each Right entitles ESND stockholders to purchase a unit representing one one-thousandth of a share of Series A Junior Participating Preferred Stock for $33.00 per unit, subject to adjustment.

The Rights generally will be exercisable only if a person or group acquires beneficial ownership (including through derivatives) of 10% or more (or 15% or more for a person or group reporting beneficial ownership on Schedule 13G) of ESND Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 10% or more of ESND Common Stock. The Rights expire on May 17, 2019, unless earlier redeemed, exchanged or terminated. The Rights Plan is structured such that it will not be triggered by the Transactions.

Although ESND’s board of directors believes that, given current circumstances, it is in the best interests of stockholders that no one person or group acquire undue influence or control through purchases of ESND Common Stock (other than pursuant to the Offer), the Rights Plan could have the effect of delaying, deferring or preventing a change in control (other than pursuant to the Offer). For example, such provisions may deter tender offers for shares of ESND Common Stock or exchangeable shares, which offers may be attractive to stockholders, or deter purchases of large blocks of ESND Common Stock or exchangeable shares, thereby limiting the opportunity for stockholders to receive a premium for their shares of ESND Common Stock or exchangeable shares over the then-prevailing market prices resulting from alternative transactions.

ESND is subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with certain interested stockholders unless certain approvals are obtained. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving ESND, even if such events could be beneficial, in the short-term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of ESND Common Stock. Additionally, ESND’s certificate of incorporation and bylaws contain provisions relating to the limitations of liability and indemnification of ESND’s directors and officers and dividing its board of directors into three classes of directors serving three-year terms. These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or management of ESND.

The Transactions may discourage other companies from trying to acquire ESND before completion of the Transactions.

Certain provisions in the Merger Agreement prohibit ESND from soliciting any acquisition proposal during the pendency of the Merger. If the Merger Agreement is terminated under circumstances that obligate ESND to pay Parent a termination fee, ESND’s financial condition will be adversely affected as a result of the payment of the termination fee, which might deter third parties from proposing alternative acquisition proposals, including acquisition proposals that might result in greater value to ESND stockholders than the Transactions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	Not applicable.
(b)	Not applicable.
(c)	Common Stock Purchases.

The Company did not repurchase any shares of common stock in either the three months ended September 30, 2018 or 2017. The Company did not repurchase any additional shares through October 19, 2018. As of that date, the Company had approximately $68.2 million remaining of existing share repurchase authorization from the Board of Directors.

2018 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2018 to July 31, 2018	-	-	-	68,160,702
August 1, 2018 to August 31, 2018	-	-	-	68,160,702
September 1, 2018 to September 30, 2018	-	-	-	68,160,702
Total Third Quarter	-	$-	-	$68,160,702

ITEM 6.	EXHIBITS
(a)	Exhibits

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
2.1

Agreement and Plan of Merger dated as of September 14, 2018, by and among ESND, Egg Parent Inc., Egg Merger Sub Inc. and Staples Inc. (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 17, 2018)

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

4.3	Amendment No. 2 to Note Purchase Agreement, dated as of August 30, 2016, among ESND, ECO, and the note purchasers identified therein (Exhibit 10.7 to the Company’s Form 10-Q filed on October 26, 2016)
4.4	Amendment No 3 to Note Purchase Agreement, dated as of February 9, 2017, among ESND, ECO and the note purchasers identified therein (Exhibit 10.2 to the Form 10-Q filed on April 27, 2017)
4.5	Amendment No 4 to Note Purchase Agreement, dated as of February 22, 2017, among ESND, ECO and the note purchasers identified therein (Exhibit 10.3 to the Form 10-Q filed on April 27, 2017)
4.6	Parent Guaranty, dated as of November 25, 2013, by ESND in favor of the holders of the promissory notes identified therein (Exhibit 4.5 to the 2013 Form 10-K)
4.7	Subsidiary Guaranty, dated as of November 25, 2013, by all of the domestic subsidiaries of ECO (Exhibit 4.6 to the 2013 Form 10-K)
4.8	Rights Agreement, dated as of May 17, 2018, between ESND and Equinity Trust Company, as rights agent (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 17, 2018)
4.9	Amendment No. 1 to Rights Agreement, dated as of May 29, 2018, between ESND and Equinity Trust Company, as rights agent (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 30, 2018)
4.10

Amendment No. 2 to Rights Agreement, dated as of September 14, 2018, between ESND and Equinity Trust Company, as rights agent (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 17, 2018)

31.1*	Certification of Chief Executive Officer, dated as of October 25, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, dated as of October 25, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*

Certification of Chief Executive Officer and Chief Financial Officer, dated as of October 25, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Essendant Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the SEC on October 25, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet at September 30, 2018 and December 31, 2017; (ii) the Condensed Consolidated Statement of Loss for the three- and nine-month periods ended September 30, 2018 and 2017; (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three- and nine-month periods ended September 30, 2018 and 2017; (iv) the Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENDANT INC.
(Registrant)

Date: October 25, 2018	/s/ Janet Zelenka
Janet Zelenka
Senior Vice President and Chief Financial Officer